Form 10-Q
period 2018-03-31
Strategic Student & Senior Housing Trust, Inc.
filed 2018-06-08
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-220646

Strategic Student & Senior Housing Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	81-4112948
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Road,

Ladera Ranch, California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 6, 2018, there were approximately 10.8 million outstanding shares of Class A common stock, no outstanding shares of Class T common stock and no outstanding shares of Class W common stock of the registrant.

FORM 10-Q

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Student & Senior Housing Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (SEC Registration No. 333-220646), as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$14,992,000	$8,683,000
Buildings	147,241,878	83,026,000
Site improvements	2,576,000	1,511,000
Furniture, fixtures and equipment	7,277,765	5,038,516

	172,087,643	98,258,516
Accumulated depreciation	(2,274,719)	(1,254,849)

Real estate facilities, net	169,812,924	97,003,667
Cash and cash equivalents	9,417,351	10,371,998
Restricted cash	247,909	—
Other assets	3,798,895	4,006,881
Intangible assets, net	8,234,032	3,743,640

Total assets	$191,511,111	$115,126,186

LIABILITIES AND EQUITY
Debt, net	$116,590,397	$52,299,638
Accounts payable and accrued liabilities	2,435,870	1,556,415
Due to affiliates	718,333	246,958
Distributions payable	551,062	463,848

Total liabilities	120,295,662	54,566,859

Commitments and contingencies (Note 9)
Redeemable common stock	835,112	303,844

Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 10,742,658 and 8,948,551 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,743	8,948
Additional paid-in capital	83,142,230	68,799,264
Distributions	(2,862,330)	(1,379,950)
Accumulated deficit	(8,960,290)	(6,233,945)

Total Strategic Student & Senior Housing Trust, Inc. equity	71,330,353	61,194,317

Noncontrolling interests in our Operating Partnership	(950,016)	(938,834)

Total equity	70,380,337	60,255,483

Total liabilities and equity	$191,511,111	$115,126,186

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and related revenues – student	$2,293,714	$—
Leasing and related revenues – senior	1,267,722

Total revenues	3,561,436	—

Operating expenses:
Property operating expenses – student	923,181	—
Property operating expenses – senior	734,711
Property operating expenses – affiliates	111,682	—
General and administrative	337,082	—
Depreciation	1,019,870	—
Intangible amortization expense	1,973,608	—
Acquisition expenses – affiliates	55,974	—
Other property acquisition expenses	164,927	—

Total operating expenses	5,321,035	—

Operating loss	(1,759,599)	—
Other income (expense):
Interest expense	(903,182)	—
Interest expense – debt issuance costs	(78,537)	—
Other	7,698	—

Net loss	(2,733,620)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	7,275	—

Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(2,726,345)	$—

Net loss per common stock share – basic and diluted	$(0.28)	$—

Weighted average common stock shares outstanding – basic and diluted	9,705,067	111

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock					Total Strategic
	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	8,948,551	$8,948	$68,799,264	$(1,379,950)	$(6,233,945)	$61,194,317	$(938,834)	$60,255,483	$303,844
Gross proceeds from issuance of common stock	1,733,591	1,734	15,738,296	—	—	15,740,030	—	15,740,030	—
Offering costs	—	—	(1,395,269)	—	—	(1,395,269)	—	(1,395,269)	—
Changes to redeemable common stock	—	—	(531,268)	—	—	(531,268)	—	(531,268)	531,268
Distributions	—	—	—	(1,482,380)	—	(1,482,380)	—	(1,482,380)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,907)	(3,907)	—
Issuance of shares for distribution reinvestment plan	60,516	61	531,207	—	—	531,268	—	531,268	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	(2,726,345)	(2,726,345)	—	(2,726,345)	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(7,275)	(7,275)	—

Balance as of March 31, 2018	10,742,658	$10,743	$83,142,230	$(2,862,330)	$(8,960,290)	$71,330,353	$(950,016)	$70,380,337	$835,112

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,733,620)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,072,015	—
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets	(322,035)	—
Accounts payable and accrued liabilities	632,733	—
Due to affiliates	(165,096)	—

Net cash provided by operating activities	483,997	—

Cash flows from investing activities:
Purchase of real estate	(78,830,878)	—
Additions to real estate	(92,249)	—

Net cash used in investing activities	(78,923,127)	—

Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	46,905,000	—
Proceeds from issuance of KeyBank loan	24,500,000
Principal payments of KeyBank loan	(6,026,593)	—
Debt issuance costs	(876,450)	—
Gross proceeds from issuance of common stock	15,512,031	—
Private offering costs	(1,397,730)	—
Public offering costs	(16,060)	—
Distributions paid to common stockholders	(867,806)	—

Net cash provided by financing activities	77,732,392	—

Net change in cash, cash equivalents, and restricted cash	(706,738)	—
Cash, cash equivalents, and restricted cash beginning of period	10,371,998	—

Cash, cash equivalents, and restricted cash end of period	$9,665,260	$—

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$445,144	$—
Debt issuance costs included in due to affiliates	$289,735	$—
Deposits applied to purchase of real estate	$1,000,000	$—
Acquisition costs included in due to affiliates	$370,000	$—
Public offering costs included in accounts payable and accrued liabilities	$453,920	$—
Private offering costs included in due to affiliates	$23,264	$—
Private offering costs included in accounts payable and accrued liabilities	$20,804	$—
Distributions payable	$551,062	$—
Issuance of shares pursuant to distribution reinvestment plan	$531,268	$—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1. Organization

Strategic Student & Senior Housing Trust, Inc., a Maryland corporation (the “Company”), was formed on October 4, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in student housing and senior housing real estate investments. The Company’s year-end is December 31. As used in these consolidated financial statements, “we,” “us,” and “our” refer to Strategic Student & Senior Housing Trust, Inc.

On October 4, 2016, our Advisor, as defined below, acquired 111.11 shares of our common stock for $1,000 and became our initial stockholder. Pursuant to our First Articles of Amendment and Restatement, filed on January 30, 2017, we authorized 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On May 1, 2018, in connection with our Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, our authorized common stock is now 315,000,000 shares designated as Class A shares, 315,000,000 shares designated as Class T shares, and 70,000,000 shares designated as Class W shares. Additionally, on May 1, 2018 all of our then existing shares of common stock became Class A shares. On May 1, 2018 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”).

On January 27, 2017, pursuant to a confidential private placement memorandum (the “private placement memorandum”), we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (collectively, the “Private Offering” and together with the Public Offering, the “Offerings”). The Private Offering required a minimum offering amount of $1,000,000. On August 4, 2017, we met such minimum offering requirement. As of March 31, 2018, we had sold approximately 10.7 million shares of our common stock for gross offering proceeds of approximately $91.9 million in the Private Offering. Our Private Offering terminated on March 15, 2018.

While the Company was formed on October 4, 2016, no formal operations commenced until the acquisition of our property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. We intend to invest the net proceeds from the Offerings primarily in income-producing student housing and senior housing properties and related real estate investments located in the United States. We may also purchase growth-oriented student housing and senior housing real estate assets. As of March 31, 2018, we owned two student housing properties an approximately 2.6% beneficial interest in a DST that owns another student housing property and three senior housing properties.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering of shares of our common stock. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. As of March 31, 2018 our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

We have no employees. Our advisor is SSSHT Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on October 3, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

into with our Advisor on January 27, 2017 (our “Private Offering Advisory Agreement”) which, in connection with our Public Offering, we amended and restated on May 1, 2018 (our “Advisory Agreement”). The majority of the officers of our Advisor are also officers of us and our Sponsor, as well as Strategic Storage Trust II, Inc., Strategic Storage Growth Trust, Inc., and Strategic Storage Trust IV, Inc., each of which are public non-traded REITs also sponsored by our Sponsor that are focused on investing in self storage properties.

SSSHT Property Management, LLC, a Delaware limited liability company (our “Property Manager”), was formed on October 3, 2016. Our Property Manager derives substantially all of its income from the property management oversight services it performs for us. We expect that we will enter into property management agreements directly with third party property managers and that our Property Manager will provide oversight services with respect to such third party property managers. Please see Note 8 – Related Party Transactions for additional detail.

The Fayetteville Property and our property in Tallahassee, Florida (the “Tallahassee Property”) are managed by Asset Campus Housing (“ACH”), a third-party student housing property manager. The three senior housing properties are managed by MSL Community Management LLC, an affiliate of MBK Senior Living LLC (“MBK”). Please see Note 9 – Commitments and Contingencies for additional detail.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). On January 27, 2017, we executed a dealer manager agreement (as amended, the “Private Offering Dealer Manager Agreement”) with our Dealer Manager with respect to the Private Offering. The Private Offering Dealer Manager Agreement terminated at the closing of our Private Offering. We executed a similar dealer manager agreement (the “Dealer Manager Agreement”) with our Dealer Manager with respect to the Public Offering on May 1, 2018. Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Private Offering and is now similarly responsible for our Primary Offering. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018.

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). Our Transfer Agent provides transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services.

As we accept subscriptions for shares of our common stock in our Offerings, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions we make to stockholders. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, which was amended in connection with the Public Offering (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these consolidated entities not wholly-owned by us is presented as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary.

As of March 31, 2018, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than one investment of an approximately 2.6% beneficial interest in a DST that owns another student housing property, which is accounted for under the equity method of accounting (see Note 8 – Related Party Transactions). Other than the equity method investment, we do not currently have any relationships with unconsolidated entities or financial partnerships.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, is consolidated by the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through high quality financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes and insurance in connection with the requirements of certain of our loan agreements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance require us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are one year or less. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $6.5 million and approximately $6.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. We do not expect to have intangible assets for the value of tenant relationships.

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs will now be capitalized rather than expensed. During the three months ended March 31, 2018, we acquired three properties that did not meet the revised definition of a business, and we capitalized approximately $1.7 million of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the three months ended March 31, 2018 we expensed approximately $0.2 million of acquisition-related transaction costs that did not meet our capitalization criteria.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including any that may be held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss.

Revenue Recognition and Accounts Receivable

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach and its adoption did not have a material impact on our consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Our student housing properties are typically leased by the bed with fixed terms on an individual lease liability basis, often with parental guarantees. Substantially all of our leases coincide with each university’s particular academic year but generally commence in August and terminate in July. We bill residents on a monthly basis, which is generally due at the beginning of the month. Residents have access to their units along with the properties respective amenities (i.e. study rooms, exercise facilities, common areas, etc.). The units are generally fully equipped (i.e. kitchen facilities, washer/dryer, etc.). We do not provide any food or other similar services.

Our senior housing properties are generally leased by the unit, pursuant to a resident lease agreement with fixed terms. Such agreements generally have an initial term of 12 months, but are cancellable with 30 days’ notice. Included in the base monthly lease fee are standard items (i.e. living accommodations, food services, activity programs, concierge services, etc.). We bill on a monthly basis, which is generally due at the beginning of the month.

Additionally, at our senior housing properties our managers provide certain ancillary services to residents that are not contemplated in the lease agreement with each resident (primarily care services and to a lesser extent guest meals, etc.). These services are provided and paid for in addition to the standard items included in each resident lease. Such items are billed on a monthly basis and are generally due at the beginning of the month.

The majority of our revenues are derived from lease and lease related revenues, and the majority of such revenue is not subject to the guidance in ASU 2014-09, as these revenues are accounted for pursuant to lease accounting guidance. Such revenues include:

•	Student leasing revenues recognized on a straight-line basis over the term of the contract. Other lease related revenues recognized in the period earned.

•	Senior lease revenues are recorded monthly pursuant to the agreements with our residents. The majority of such revenue is attributable to the portion of the base monthly lease fee related to the non-service component of the lease that is outside the scope of ASU 2014-09. The service component of the base monthly lease fee is recognized pursuant to ASU 2014-09 and is discussed below.

Our revenues that are within the scope of ASU 2014-09 are:

•	The service component of the base monthly lease fee (i.e. food services, activity programs, concierge services, etc.) is recognized pursuant to ASU 2014-09.The revenue from the service component is recognized monthly as the performance obligation related to the services is completed, such service pattern and timing is the same as the lease component.

•	Ancillary services (primarily care services and to a lesser extent guest meals, etc.) provided at our senior properties are recognized pursuant to ASU 2014-09. The revenue from the ancillary services are recognized monthly as the performance obligation related to those services is completed.

In estimating the collectability of our accounts receivable, we analyze the aging of resident receivables, historical bad debts, and current economic trends.

Real Estate Properties

Real estate properties are recorded based upon relative fair values as of the date of acquisition. We capitalize costs incurred to renovate and improve properties. The costs of ordinary repairs and maintenance are charged to operations when incurred.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Depreciation of our real property assets is charged to expense on a straight-line basis over the expected estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	35 to 40 years
Site Improvements	7 to 10 years

Depreciation of Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 7 years.

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases, as applicable. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2018, the gross amount allocated to in-place leases was approximately $12.7 million and accumulated amortization of in-place lease intangibles totaled approximately $4.5 million.

The total additional estimated future amortization expense of intangible assets recognized as of March 31, 2018 will be approximately $4.7 million, and $3.5 million for the years ending December 31, 2018 and 2019, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.8 million as of March 31, 2018 and approximately $0.7 million as of December 31, 2017.

Organization and Offering Costs

Our Advisor funded our organization and offering costs on our behalf prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. We are now obligated to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares sold in our Public Offering, which we will recognize as a capital contribution from our Advisor. Such organization and offering costs funded by our Advisor were recognized as a liability when we had a present responsibility to reimburse our Advisor upon the commencement of formal operations, which occurred on June 28, 2017. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs associated with the Private Offering are recorded as an offset to additional paid-in capital, and organization costs are recorded in general and administrative expenses. Offering costs associated with the Public Offering of approximately $1.3 million have been initially capitalized to other assets, and will be recorded as an offset to additional paid-in capital as gross proceeds are raised under our Public Offering.

In connection with our Primary Private Offering, our Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales in the Primary Private Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Private Offering under the terms of the Private Offering Dealer Manager Agreement; provided, however, for all shares sold pursuant to our Primary Private Offering through November 15, 2017 (the “Discount Termination Date”), dealer manager fees were reduced to an amount of up to 2.0% of gross proceeds from sales in the Primary Private Offering.

In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

sales commission or dealer manager fee from sales of Class W shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in our Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares and Class W shares in our Primary Offering (excluding proceeds from sales pursuant to our Distribution Reinvestment Plan, as defined below), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share, and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in our Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan, as defined below), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (excluding proceeds from sales pursuant to our Distribution Reinvestment Plan, as defined below), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding. We will record a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

Redeemable Common Stock

In connection with the Private Offering, we adopted a share redemption program (the “Private Offering Share Redemption Program”) that enabled stockholders to sell their shares to us in limited circumstances, and in connection with the Public Offering, we amended the Private Offering Share Redemption Program (the “Share Redemption Program”), each as described in more detail in Note 9 – Commitments and Contingencies – Share Redemption Program.

In general, we record amounts that are redeemable under the applicable share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under the applicable share redemption program will be limited to the number of shares we could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plans. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plans are considered to be temporary equity and are presented as redeemable common stock in our consolidated balance sheets. In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common stock is contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the applicable share redemption program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

Fair Value Measurements

The accounting standard for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and provides for expanded disclosure about fair value measurements. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the assets or liabilities that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level that is significant to the fair value measurement in its entirety.

The accounting guidance for fair value measurements and disclosures provides a framework for measuring fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In determining fair value, we will utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment will be necessary to interpret Level 2 and 3 inputs in determining fair value of our financial and non-financial assets and liabilities. Accordingly, there can be no assurance that the fair values we will present will be indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, accounts receivable, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate debt payable at March 31, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2018
	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$99,156,000	$98,761,267

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we will consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for our residents and generally may engage in any real estate or non-real estate related business. We also utilize our TRS in connection with any structuring of our senior housing properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Under the RIDEA structure, a senior housing property that we own is leased by the property owning entity to a subsidiary of our TRS. That TRS subsidiary then directly engages an “eligible independent contractor” to manage and operate the property. Currently, all of our senior housing properties utilize the RIDEA structure.

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. See Note 7 – Segment Disclosures.

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, although the Exposure Draft also proposes a second adoption methodology which would allow recognition as of the beginning of the year of adoption. While we continue to evaluate the standard, based upon our assessment to date, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of ASU 2016-02.

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the three months ended March 31, 2018:

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Real estate facilities
Balance at December 31, 2017	$98,258,516
Facility acquisitions	73,736,878
Additions	92,249

Balance at March 31, 2018	$172,087,643

Accumulated depreciation
Balance at December 31, 2017	$(1,254,849)
Depreciation expense	(1,019,870)

Balance at March 31, 2018	$(2,274,719)

The following table summarizes the purchase price allocations for our acquisitions during the three months ended March 31, 2018:

Property	Property Type	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2018 Revenue(2)	2018 Property Operating Income(3)
Charleston – UT	Senior	2/23/18	$12,296,180	$994,000	$13,290,180	$276,472	$111,663
Cottonwood – UT	Senior	2/23/18	15,353,209	2,020,000	17,373,209	379,330	131,301
Wellington – UT	Senior	2/23/18	46,087,489	3,450,000	49,537,489	611,920	290,048

Total			$73,736,878	$6,464,000	$80,200,878	$1,267,722	$533,012

(1)	The allocations noted above are based on a determination of the relative fair value of the total cash consideration provided for the property and capitalized acquisition costs.
(2)	The operating results of the properties acquired above have been included in our consolidated statement of operations since their acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

We incurred acquisition fees to our Advisor related to the above properties of approximately $1.6 million for the three months ended March 31, 2018, which were capitalized into the cost basis of our properties.

Note 4. Pro Forma Consolidated Financial Information

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions were completed as of January 1, 2017. However, for acquisitions of properties that were not operational as of this date, the pro forma information includes these acquisitions as of the date that formal operations began. As none of the Company’s acquisitions that were completed during the three months ended March 31, 2018 met the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what our actual consolidated results of operations would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Three months ended March 31, 2018	Three months ended March 31, 2017
Pro forma revenue	$3,561,436	$1,056,148
Pro forma operating expenses	(4,775,036)	(1,843,714)
Pro forma net loss attributable to common stockholders	$(2,181,799)	$(825,055)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The pro forma consolidated financial information for the three months ended March 31, 2018 and 2017 was not adjusted to exclude any acquisition related expenses.

Note 5. Debt

JPM Mortgage Loan

On June 28, 2017, we, through our Operating Partnership and a property-owning special purpose entity (the “JPM Borrower”) wholly-owned by our Operating Partnership, entered into a $29.5 million mortgage loan (the “JPM Mortgage Loan”) with Insurance Strategy Funding IX, LLC (the “JPM Lender”) for the purpose of funding a portion of the purchase price for the Fayetteville Property.

The JPM Mortgage Loan has a term of seven years and requires payments of interest only for such period, with the principal balance due upon maturity (July 1, 2024). The JPM Mortgage Loan bears interest at a fixed rate of 4.20%. The JPM Mortgage Loan may be prepaid at any time, upon 30 days’ written notice, in whole but not in part, subject to payment of a prepayment penalty. If the prepayment occurs during the last 90 days of the term of the loan, no prepayment penalty will be required.

We and H. Michael Schwartz, our Chief Executive Officer (our “CEO”), serve as non-recourse guarantors pursuant to the terms and conditions of the JPM Mortgage Loan. The non-recourse guaranty of our CEO will expire, upon request, and be of no further force and effect at such time as we have: (1) a net worth (as defined in the agreement) equal to or greater than $40 million; and (2) liquidity (as defined in the agreement) equal to or greater than $3 million. Once the non-recourse guaranty of our CEO expires, the net worth and liquidity standards under the JPM Mortgage Loan will be ongoing for the remainder of the term of the JPM Mortgage Loan.

The JPM Mortgage Loan contains a number of other customary terms and covenants. The JPM Borrower maintains separate books and records and its separate assets and credit (including the Fayetteville Property) are not available to pay our other debts.

Nationwide Loan

On September 28, 2017, we, through a property-owning special purpose entity (the “Nationwide Borrower”) wholly-owned by our Operating Partnership, entered into a $23.5 million loan (the “Nationwide Loan”) with Nationwide Life Insurance Company (“Nationwide”) for the purpose of funding a portion of the purchase price for the Tallahassee Property. The Nationwide Loan is secured by a first mortgage on the Tallahassee Property. The Nationwide Loan matures on October 1, 2024 and requires payments of interest only for such period, with the principal balance due upon maturity.

The Nationwide Loan bears interest at a fixed rate of 3.84%. The Nationwide Loan may be prepaid at any time, upon 30 days’ prior written notice, in whole but not in part, subject to payment of a prepayment penalty. If the prepayment occurs during the last three months of the term of the loan, no prepayment penalty will be required.

We and an entity controlled by our CEO originally served as non-recourse guarantors pursuant to the terms and conditions of the Nationwide Loan. The non-recourse guaranty of the entity controlled by our CEO expired as of April 2018.

The Nationwide Loan contains a number of other customary terms and covenants. The Nationwide Borrower maintains separate books and records and its separate assets and credit (including the Tallahassee Property) are not available to pay our other debts.

Freddie Mac Utah Loans

On February 23, 2018, we, through three property-owning special purpose entities wholly-owned by us (the “Freddie Mac Borrowers”), entered into three separate mortgage loans for an aggregate amount of $46.9 million (the “Freddie Mac Utah Loans”) with KeyBank National Association as a Freddie Mac Multifamily Approved Seller/Servicer (the “Freddie Mac Lender”) for the purpose of funding a portion of the aggregate purchase price for the Salt Lake Properties.

The Freddie Mac Utah Loans have a term of 10 years, with the first two years being interest only and a 30-year amortization schedule thereafter, and bear interest at a fixed rate of 5.06%. The Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The loans also contain a number of other customary representations, warranties, borrowing conditions, events of default, affirmative, negative and financial covenants, reserve requirements and other agreements, such as restrictions on our ability to prepay or defease the loans. The Freddie Mac Borrowers maintain separate books and records and their separate assets and credit (including the Salt Lake Properties) are not available to pay our other debts.

Each Freddie Mac Utah Loan is secured under a multifamily deed of trust, assignment of rents and security agreement from the respective Freddie Mac Borrower in favor of the Freddie Mac Lender, granting a first priority mortgage on the respective property in favor of the Freddie Mac Lender.

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. During the term of the Freddie Mac Utah Loans, we are required to maintain a net worth equal to or greater than $15 million and an initial liquidity requirement equal to or greater than $4.8 million. Once the Second Amended KeyBank Bridge Loan (defined below) is paid in full, the liquidity requirement will be reduced to $3 million.

KeyBank Bridge Loan

On June 28, 2017, we, through our Operating Partnership, along with our CEO and an entity controlled by him (the “KeyBank Bridge Borrowers”), entered into a bridge loan with KeyBank National Association (“KeyBank”) in an amount of approximately $22.3 million (the “KeyBank Bridge Loan”) for the purpose of funding a portion of the purchase price for the Fayetteville Property. The KeyBank Bridge Loan had a variable interest rate, which was based on 1-month Libor plus 400 basis points, resulting in an initial interest rate of approximately 5.23%. On September 5, 2017, we paid off the KeyBank Bridge Loan with proceeds from our Private Offering.

On September 28, 2017, the KeyBank Bridge Borrowers and KeyBank entered into an amended and restated credit agreement for the KeyBank Bridge Loan (the “Amended KeyBank Bridge Loan”) in which the KeyBank Bridge Borrowers borrowed $17.6 million for the purpose of funding a portion of the purchase price for the Tallahassee Property. The Amended KeyBank Bridge Loan had a variable interest rate, which was based on 1-month Libor plus 400 basis points, resulting in an initial interest rate of approximately 5.24%. On November 15, 2017, we paid off the Amended KeyBank Bridge Loan with proceeds from our Private Offering.

On February 23, 2018, the KeyBank Bridge Borrowers and KeyBank entered into a second amended and restated credit agreement for the KeyBank Bridge Loan (the “Second Amended KeyBank Bridge Loan”) in which the KeyBank Bridge Borrowers borrowed $24.5 million for the purpose of funding a portion of the aggregate purchase price for the Salt Lake Properties. As of March 31, 2018, this loan had an outstanding balance of approximately $18.5 million.

The Second Amended KeyBank Bridge Loan matures on February 23, 2019, which may be extended to August 23, 2019 as long as we pay a fee equal to 0.50% of the outstanding principal balance of the loan at the time of such extension and certain other terms are met, such as there has not been an event of default. The Second Amended KeyBank Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an initial interest rate of approximately 5.61%. The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Second Amended KeyBank Bridge Loan, and apply the net proceeds from the issuance of equity interests in us, including the net proceeds from the Offerings, to the repayment of the Second Amended KeyBank Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Second Amended KeyBank Bridge Loan is no longer outstanding, such as acquisition fees incurred in connection with the acquisition of the Salt Lake Properties. KeyBank consented to us paying $1.2 million of such fees, and we made such payment as of March 31, 2018. The Second Amended KeyBank Bridge Loan imposes certain covenant requirements on us and the other parties to the Second Amended KeyBank Bridge Loan, which, if breached, could result in default under the Second Amended KeyBank Bridge Loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of March 31, 2018:

2018	$—
2019	18,473,407
2020	527,944
2021	679,120
2022	714,791
2023 and thereafter	97,983,145

Total payments	118,378,407
Non-revolving debt issuance costs, net	(1,788,010)

Total	$116,590,397

Note 6. Preferred Equity in our Operating Partnership

Issuance of Preferred Units by our Operating Partnership

On June 28, 2017, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SAM Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of our Sponsor. Pursuant to the Unit Purchase Agreement, the Operating Partnership agreed to issue Preferred Units to the Preferred Investor in connection with preferred equity investments by the Preferred Investor of up to $12 million (the “Investment”), which amount may be invested in one or more tranches, to be used solely in connection with the investments in the Fayetteville Property and the Tallahassee Property and expenses incurred by the Preferred Investor in connection with the Investment, in exchange for up to 480,000 preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accumulated and unpaid distributions.

In addition to the Unit Purchase Agreement, we and our Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second Amended and Restated Limited Partnership Agreement”) and Amendment No. 1 to the Second and Amended and Restated Limited Partnership Agreement (the “Amendment”). The Second Amended and Restated Limited Partnership Agreement authorizes the issuance of additional classes of units of limited partnership interest in the Operating Partnership and sets forth other necessary corresponding changes. All other terms of the Second Amended and Restated Limited Partnership Agreement remained substantially the same. On June 28, 2017, the Preferred Investor invested approximately $5.65 million in the first tranche of its Investment in our Operating Partnership, all of which was used to fund a portion of the purchase price for the acquisition of the Fayetteville Property. The Preferred Investor received 226,000 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional 2,260 Preferred Units, or 1.0% of the amount of the first tranche of the Investment.

Our Sponsor previously funded approximately $1.01 million in acquisition and loan deposits related to the acquisition of the Tallahassee Property (the “Previously Funded Amounts”). On September 28, 2017, the Previously Funded Amounts were converted into Preferred Units in our Operating Partnership. Accordingly, the Preferred Investor received an additional 40,220 Preferred Units. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 402 Preferred Units, or 1% of the Previously Funded Amounts.

The holders of Preferred Units received distributions at a rate of 9.0% per annum (the “Pay Rate”), payable monthly and calculated on an actual/360 day basis. Accumulated but unpaid distributions, if any, accrued at the Pay Rate. Per the terms of the Amended KeyBank Bridge Loan, while the Amended KeyBank Bridge Loan was outstanding the distributions were deferred in accordance with the terms of the Unit Purchase Agreement and the Amendment. The preferred units of limited partnership interests in our Operating Partnership ranked senior to all classes or series of partnership interests in our Operating Partnership and therefore, any cash we had to pay distributions were used to pay distributions to the holder of such preferred units first.

The Preferred Units were redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price (“Redemption Price”) for the Preferred Units was equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption.

On December 5, 2017, we completed the redemption of the Preferred Units with net proceeds from our Private Offering.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On March 7, 2018, the Unit Purchase Agreement was amended to expand the use of proceeds, such that amounts could be used for (i) the acquisition of any student housing and senior housing property, (ii) repayment of indebtedness and (iii) working capital and general corporate purposes. No Preferred Units were outstanding as of March 31, 2018.

Note 7. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the three months ended March 31, 2018:

	Student Housing	Senior Housing	Corporate and Other	Total
Leasing and leasing related revenues	$2,293,714	$1,101,448	$—	$3,395,162
Other revenues	—	166,274	—	166,274
Property operating expenses	(923,181)	(734,711)	—	(1,657,892)

Net operating income	1,370,533	533,011	—	1,903,544
Property operating expenses - affiliates	86,182	25,500	—	111,682
General and administrative	—	—	337,082	337,082
Depreciation	808,228	211,642	—	1,019,870
Intangible amortization expense	1,615,800	357,808	—	1,973,608
Acquisition expenses – affiliates	—	55,974	—	55,974
Other property acquisition expenses	—	164,927	—	164,927
Interest expense	535,350	367,832	—	903,182
Interest expense – debt issuance costs	17,031	61,506	—	78,537
Other	—	—	(7,698)	(7,698)

Net loss	$(1,692,058)	$(712,178)	$(329,384)	$(2,733,620)

The following table summarizes our total assets by segment:

Segments	March 31, 2018
Student housing	$99,886,868
Senior housing	80,841,349
Corporate and Other	10,782,894

Total assets	$191,511,111

Note 8. Related Party Transactions

Fees to Affiliates

Our Private Offering Advisory Agreement and our Private Offering Dealer Manager Agreement entitled our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Private Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Additionally, the Advisory Agreement, Dealer Manager Agreement, and transfer agent agreement (the “Transfer Agent Agreement”) executed in connection with the Public Offering, entitle our Advisor, our Dealer Manager and our Transfer Agent to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor and our Transfer Agent in providing services to us.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Organization and Offering Costs

Organization and offering costs of the Private Offering paid by our Advisor on our behalf will be reimbursed to our Advisor. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Private Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow account holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Private Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We have and will continue to incur similar organization and offering costs in connection with the Public Offering. Pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Primary Offering; provided, however, that our Advisor will fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares.

Advisory Agreements

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required to reimburse our Advisor for organization and offering costs from the Offerings; provided, however, pursuant to the Advisory Agreement, our Advisor will fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares in the Primary Offering and will be required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees, are in excess of 15% of gross proceeds from the Primary Offering. Our Advisor was due acquisition fees pursuant to the Private Offering Advisory Agreement equal to 2% of the contract purchase price of each property we acquired while such agreement was in effect. Pursuant to the Advisory Agreement, our Advisor will receive acquisition fees equal to 1.75% of the contract purchase price of each property we acquire. Our Advisor received reimbursement of any acquisition expenses our Advisor incurred pursuant to the Private Offering Advisory Agreement, which continues under the Advisory Agreement. Our Advisor was entitled to receive a monthly asset management fee equal to 0.05417% (which is one twelfth of 0.65%) of our aggregate asset value, pursuant to the Private Offering Advisory Agreement. Pursuant to the Advisory Agreement, our Advisor, effective May 1, 2018, is entitled to receive a monthly asset management fee equal to 0.05208% (which is one twelfth of 0.625%) of our average invested assets, as defined by the Advisory Agreement. Pursuant to the Private Offering Advisory Agreement, our Advisor was due a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor will not receive financing fees pursuant to the Advisory Agreement.

Under our Private Offering Advisory Agreement, our Advisor would have been due disposition fees equal to 3% of the contract sales price of each property sold inclusive of any real estate commissions paid to third party real estate brokers. However, no such disposition fees were paid, as we have not sold any properties. Moreover, we will not owe our Advisor any disposition fees going forward, as no such fees will be due under the Advisory Agreement.

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) do not renew or terminate the Advisory Agreement, (3) liquidate our portfolio or (4) effect a merger or other corporate reorganization.

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

Dealer Manager Agreements

In connection with our Primary Private Offering, our Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales in the Primary Private Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Private Offering under the terms of the Private Offering Dealer Manager Agreement; provided, however, for all shares sold pursuant to our Primary Private Offering through the Discount Termination Date, dealer manager fees were reduced to an amount of up 2.0% of gross proceeds from sales in the Primary Private Offering.

In connection with our Public Offering, our Dealer Manager receives a sales commission of up to 6.0% of gross proceeds from sales of Class A Shares and up to 3% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering. In addition, our Dealer Manager will receive an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager will also receive an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

In connection with our Public Offering, our Dealer Manager will enter into participating dealer agreements with certain other broker-dealers which will authorize them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Affiliated Dealer Manager

Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018.

Transfer Agent Agreement

Our Sponsor owns 100% of the membership interests of our Transfer Agent. Pursuant to our Transfer Agent Agreement, our Transfer Agent provides transfer agent and registrar services to us. These services are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: processing subscription agreements, providing customer service to our stockholders, processing payment of any sales commission and dealer manager fees associated with a particular purchase, processing distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholders. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We expect our Transfer Agent will conduct transfer agency, registrar and supervisory services for us and other non-traded REITs sponsored by our Sponsor.

The initial term of the Transfer Agent Agreement is three years, which term will be automatically renewed for one year successive terms, but either party may terminate the Transfer Agent Agreement upon 90 days’ prior written notice. In the event that we terminate the Transfer Agent Agreement, other than for cause, we will pay our Transfer Agent all amounts that would have otherwise accrued during the term of the Transfer Agent Agreement; provided, however, that when calculating the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

We agreed to pay our Transfer Agent a one-time setup fee of $50,000 in connection with the execution of the Transfer Agent Agreement on May 1, 2018. In addition, we will pay our Transfer Agent the following fees: (i) a fixed quarterly fee of $8,000, (ii) a one-time account setup fee of $30 per account and (iii) a monthly fee of $3.10 per open account per month. The fees we pay our transfer agent are fixed for the first 12 months of the Transfer Agent Agreement and are then subject to annual adjustment as mutually agreed upon by the parties. In addition, we expect to reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we expect to pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

Property Managers

Pursuant to our Advisory Agreement, our Advisor is responsible for overseeing any third party property managers or operators and may delegate such responsibility to its affiliates. Our Advisor will assign such oversight responsibilities to our Property Manager. Currently, we expect to rely on third party property managers and senior living operators to manage and operate our properties. We will pay our Property Manager an oversight fee equal to 1% of the gross revenues attributable to such properties; provided, however, that our Property Manager will receive an oversight fee equal to 1.5% of the gross revenues attributable to any senior housing property other than such properties that are leased to third party tenants under triple-net or similar lease structures. In the event any of our properties are managed directly by our Property Manager, we will pay our Property Manager a property management fee that is approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in such transaction, as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties, which we generally expect to be 3% of gross revenues of the applicable property for student housing properties and 5% of gross revenues of the applicable property for senior housing properties.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the three months ended March 31, 2018, as well as any related amounts payable as of December 31, 2017 and March 31, 2018:

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

	Year Ended December 31, 2017			Three Months Ended March 31, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$394,654	$271,229	$123,425	$179,206	$302,631	$—
Asset management fees(1)	135,163	93,492	41,671	111,682	153,353	—
Acquisition expenses	2,310,020	2,310,020	—	55,974	55,974	—
Capitalized
Debt issuance costs	499,382	465,500	33,882	357,025	67,290	323,617
Acquisition expenses	—	—	—	1,570,000	1,200,000	370,000
Additional Paid-in Capital
Selling commissions	3,947,269	3,915,109	32,160	806,713	823,333	15,540
Dealer Manager fees	1,490,524	1,474,704	15,820	443,820	450,464	9,176
Offering costs	508,350	508,350	—	114,342	114,342	—

Total	$9,285,362	$9,038,404	$246,958	$3,638,762	$3,167,387	$718,333

(1)	For the year ended December 31, 2017 and three months ended March 31, 2018, the Advisor permanently waived one half of the asset management fee totaling approximately $135,000 and $112,000, respectively. Such amount was waived permanently and accordingly, will not be paid to the Advisor.

Please see Note 5 – Debt and Note 6 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Investment in Reno Student Housing, DST

On October 20, 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.03 million for an approximately 2.6% beneficial interest . Reno Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing owns a student housing property located in Reno, Nevada (the “Reno Property”). We have determined that Reno Student Housing is a VIE of which we are not the primary beneficiary, as we do not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Reno Student Housing is accounted for under the equity method of accounting.

Note 9. Commitments and Contingencies

Property Management

The Fayetteville Property and the Tallahassee Property are managed by Asset Campus Housing, a third-party student housing manager. Pursuant to our property management agreements with ACH, we pay a monthly management fee equal to the greater of $6,000 or 3% of the gross monthly collections, plus reimbursement of amounts reasonably incurred by ACH in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. We also pay ACH a construction management fee for certain construction management services equal to (i) 5% of the construction costs between $10,000 and $100,000 and (ii) 4% of the construction costs in excess of $100,000. The property management agreements have a one year term and automatically renew for successive one year periods thereafter, unless we or ACH provides prior written notice at least 30 days prior to the expiration of the term. The agreements are also subject to other customary termination provisions.

Each of the senior housing properties is managed by MBK, a third-party senior living operator. Pursuant to our property management agreements with MBK, we pay a monthly management fee equal to 5% of the gross receipts plus reimbursement of amounts reasonably incurred by MBK in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. We also pay MBK a construction management fee for certain construction management services equal to (i) 5% of the construction costs between $10,000 and $100,000 and (ii) 4% of the construction costs in excess of $100,000. The property management agreements have a five year term and automatically renew for successive one year periods thereafter, unless we or MBK provide prior written notice at least 180 days prior to the expiration of the term. The agreements are also subject to customary termination provisions including termination fees if the agreement is terminated early.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

In addition, we and MBK are parties to an agreement, whereby MBK is potentially entitled to a performance based incentive fee. This agreement is also subject to customary termination provisions.

Distribution Reinvestment Plans

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We amended and restated the Private Offering Distribution Reinvestment Plan in connection with the Public Offering (the “Distribution Reinvestment Plan”) on May 1, 2018. As of March 31, 2018, the purchase price per share under the Private Offering Distribution Reinvestment Plan was 95% of the then-current offering price of our shares in the Primary Private Offering. The purchase price per share under the Distribution Reinvestment Plan for each class of shares is as follows; (i) $9.81 for Class A shares, (ii) $9.50 for Class T shares and (iii) $9.40 for Class W shares. No sales commissions or dealer manager fees are paid on shares sold through either the Private Offering Distribution Reinvestment Plan or the Distribution Reinvestment Plan. We may amend or terminate the Distribution Reinvestment Plan for any reason at any time upon 10 days’ prior written notice to stockholders.

Share Redemption Programs

In connection with the Private Offering, we adopted the “Private Offering Share Redemption Program” that enabled stockholders to sell their shares to us in limited circumstances. In connection with the Public Offering, we amended the Private Offering Share Redemption Program, such amended program now being referred to as the Share Redemption Program. Stockholders generally have to hold shares for one year before submitting a redemption request; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. The number of shares eligible to be redeemed pursuant to the Share Redemption Program is limited as follows: 1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year; and 2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of shares under our Private Offering Distribution Reinvestment Plan.

Our board of directors may amend, suspend or terminate the Share Redemption Program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

The redemption price per share for shares redeemed pursuant to the Share Redemption Program will depend upon whether such shares were sold in the Private Offering or in the Public Offering until our board of directors approves an estimated net asset value per share:

Private Offering Shares: The redemption price per share for shares sold in the Private Offering will depend on the length of time the stockholder has held such shares as follows:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
More than 1 but less than 2	90.0% of the Redemption Amount (as defined below)
More than 2 but less than 3	92.5% of the Redemption Amount
More than 3 but less than 4	95.0% of the Redemption Amount
More than 4	100% of the Redemption Amount

As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount an investor paid for their shares or the price per share in the current offering. If we are no longer engaged in an offering, the Redemption Amount will be determined by our board of directors.

Public Offering Shares: The redemption price per share for shares purchased in the Public Offering is equal to the net investment amount of our shares, which will be based on the “amount available for investment” percentage shown in the estimated use of proceeds table in our prospectus. For each class of shares, this amount will equal the then-current offering price of the shares, less the associated sales commissions, dealer manager fee and estimated organization and offering expenses not reimbursed by our Advisor.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Once our board of directors approves an estimated net asset value per share, as published from time to time in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q and/or a Current Report on Form 8-K publicly filed with the SEC, the redemption price per share of a given class of shares purchased in either the Private Offering or the Public Offering shall then be equal to the then-current estimated net asset value per share for such class of shares.

There will be several limitations on our ability to redeem shares under the Share Redemption Program including, but not limited to:

•	Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the Share Redemption Program) or bankruptcy, we may not redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.

•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the three months ended March 31, 2018 and year ended December 31, 2017, we did not receive any requests for redemption.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership will have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may redeem their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our advisor pursuant to the Advisory Agreement.

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 10. Declaration of Distributions

On March 6, 2018, our board of directors declared a daily distribution rate for the second quarter of 2018 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on April 1, 2018 and continuing on each day thereafter through and including June 30, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 11. Subsequent Events

Declaration of Distributions

As a result of the redesignation of our outstanding shares of common stock to Class A shares on May 1, 2018, the previously declared daily distribution rate of $0.0016980822 per day per share now applies to all stockholders of Class A shares. In addition, on May 1, 2018, our board of directors declared a daily distribution rate for the second quarter of 2018 of $0.0016980822 per day per share on the outstanding shares of both Class T and Class W common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on May 1, 2018 and continuing on each day thereafter through and including June 30, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00144 per day will be paid per Class W share. Such distributions payable to each stockholder of record will be paid the following month.

Potential Acquisitions

Portland, Oregon

On June 5, 2018, one of our subsidiaries executed a purchase agreement with unaffiliated third parties, for the acquisition of a 284-unit senior housing property located in Portland, Oregon for a purchase price of $92 million. The property, known as Courtyard at Mt. Tabor, is comprised of independent living (199-units), assisted living (73-units) and memory care (12-units). The property also contains developable land intended to be developed for an additional 23-units of memory care. We expect to fund approximately 70% of the acquisition with a mortgage loan in the amount of approximately $63.2 million from KeyBank National Association as a Freddie Mac Multifamily Approved Seller/Servicer (the “Freddie Mac Portland Loan”) and to fund the remaining portion with any combination of net proceeds from our Primary Offering, a bridge loan, an Investment by the Preferred Investor and/or other equity or debt financing from third parties or affiliates. The closing of the property is anticipated to occur on August 31, 2018 but is subject to two 30-day extensions at our option. We funded the initial earnest money deposit of $0.5 million with an equity investment from our Preferred Investor in our Preferred Units. There can be no assurance that we will be able to obtain the Freddie Mac Portland Loan, a bridge loan, the Investment or other equity or debt financing at or prior to the time of closing. In addition, we anticipate that the construction of the 23-unit memory care facility, which is expected to be completed post-closing, will cost approximately $9.0 million and will be funded using any combination of net proceeds from our Primary Offering, a bridge loan, an Investment by the Preferred Investor and/or other equity or debt financing from third parties or affiliates.

In connection with the Freddie Mac Portland Loan, we have signed a loan application agreement, which required an application deposit of approximately $0.1 million. The initial application deposit will be used to pay for various fees and expenses during the loan process. We also expect to have the ability to post an index lock deposit equal to 2% of the loan amount, or approximately $1.3 million. If we elect to proceed with the purchase of the property and enter into an index lock, and then subsequently fail to complete the acquisition of the property, we may forfeit at least $2.4 million in earnest money, deposits and fees.

Public Offering Status

As of June 6, 2018, we have not received any offering proceeds from the sale of Class A, T, or W shares in our Primary Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report, as well as with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

Strategic Student & Senior Housing Trust, Inc. was formed on October 4, 2016 and commenced formal operations on June 28, 2017, as discussed below. We were formed under the MGCL for the purpose of engaging in the business of investing in student housing and senior housing properties and related real estate investments. We intend to elect to be treated as a REIT under the Internal Revenue Code for federal income tax purposes beginning with our taxable year ended December 31, 2017.

On January 27, 2017, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (together with the Primary Private Offering, the “Private Offering”). The Private Offering required a minimum offering amount of $1,000,000, which we met on August 4, 2017. Please see the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. As of March 31, 2018, we had received approximately $91.9 million in offering proceeds from the sale of our common stock pursuant to the Primary Private Offering. Upon the commencement of our Public Offering, discussed below, and the filing of the articles of amendment to our charter, all outstanding common stock was redesignated as Class A common stock.

On May 1, 2018, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering,” and collectively with the Private Offering, the “Offerings”), consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares). As of March 31, 2018, we had not sold any shares in the Public Offering.

As of March 31, 2018, we owned two student housing properties, an approximately 2.6% beneficial interest in a DST that owns another student housing property and three senior housing properties.

Student Housing

As of March 31, 2018, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$684	198	592	95.6%
Tallahassee	September 28, 2017	August 2017	Florida State University	783	125	434	99.3%

Total				$727	323	1,026	97.2%

(1)	Calculated based on our base rental revenue earned during the three months ended March 31, 2018 divided by average occupied beds over the same period. Each property is included in the respective calculations starting with its first full month of operations after we acquire the property, as appropriate.
(2)	Represents occupied beds divided by total rentable beds as of March 31, 2018.

Senior Housing

On February 23, 2018, we purchased our first three senior housing properties, which are located near Salt Lake City, Utah and are known as The Wellington, Cottonwood Creek and The Charleston (collectively, the “Salt Lake Properties”). As of March 31, 2018, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	Address	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
The Wellington	February 23, 2018	1999	4522 South 1300 East, Mill Creek, Utah	$4,720	119	92.4%
Cottonwood Creek	February 23, 2018	1982	1245 East Murray Holladay Road, Mill Creek, Utah	3,632	112	77.7%
The Charleston at Cedar Hills	February 23, 2018	2005	10020 North 4600 West, Cedar Hills, Utah	3,880	64	92.2%

Total				$4,157	295	86.8%

(1)	Calculated based on our revenue earned during the three months ended March 31, 2018 divided by average occupied units over the same period. Each property is included in the respective calculations starting with its first full month of operations after we acquire the property, as appropriate.
(2)	Represents occupied units divided by total rentable units as of March 31, 2018.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenues and expenses during the periods covered by the financial statements contained elsewhere in this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained elsewhere in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are one year or less, we do not expect to allocate any portion of the purchase prices to above or below market leases.

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, and restricted cash, consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We will evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the joint venture entities included in our financial statements may vary based on the estimates and assumptions we use.

REIT Qualification

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

As of March 31, 2018, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to successfully acquire additional student housing and senior housing properties, retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

On June 28, 2017, we purchased the Fayetteville Property and commenced formal operations. On September 28, 2017, we purchased our second property, the Tallahassee Property. On February 23, 2018, we purchased our first three senior housing properties, the Salt Lake Properties. Operating results in future periods will depend on the results of operations of these properties and additional student housing and senior housing properties that we acquire.

As we did not acquire our first property and commence formal operations until June 2017, a comparison between the three months ended March 31, 2018 and the three months ended March 31, 2017 would not be meaningful. As a result, these results of operations are described solely with respect to the three months ended March 31, 2018. We expect revenues and expenses to increase in future periods as we acquire additional properties, as well as from recognizing full period operating results for the three senior housing properties acquired on February 23, 2018.

Our results of operations for the three months ended March 31, 2018 are not indicative of those expected in future periods as we expect that revenue, operating expenses, depreciation expense, amortization expense, acquisition expense and interest expense will each increase in future periods as a result of recognizing a full period of operating results for acquisitions completed during the three months ended March 31, 2018 and anticipated future acquisitions.

Leasing and Related Revenues – Student

Leasing and related revenues – student for the three months ended March 31, 2018 were approximately $2.3 million. We expect such revenues primarily to increase in future periods commensurate with our future student housing acquisition activity.

Leasing and Related Revenues – Senior

Leasing and related revenues – senior for the three months ended March 31, 2018 were approximately $1.3 million. We expect such revenues primarily to increase in future periods commensurate with our future senior housing acquisition activity, as well as from recognizing full period operating results for senior housing acquisitions completed during the three months ended March 31, 2018.

Property Operating Expenses – Student

Property operating expenses – student for the three months ended March 31, 2018 were approximately $0.9 million. Such property operating expenses includes the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, and marketing. These property operating expenses are attributable to our two student housing properties that we own. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses—Senior

Property operating expenses – senior for the three months ended March 31, 2018 were approximately $0.7 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance and marketing. These property operating expenses are attributable to our three senior housing properties that we own. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity, as well as from recognizing full period operating results for acquisitions completed during the three months ended March 31, 2018.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2018 were approximately $112,000. Property operating expenses – affiliates consists solely of asset management fees paid to our advisor and does not include approximately $112,000 of asset management fees that were permanently waived. The property operating expenses – affiliates are attributable to our two student housing properties and three senior housing properties that we own. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were approximately $0.3 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, an allocation of a portion of payroll related costs attributable to our advisor and its affiliates and accounting expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended March 31, 2018 were approximately $3.0 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets resulting from our two student housing properties and three senior housing properties that we own.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2018 were approximately $56,000. These acquisition expenses primarily relate to costs related to student housing and senior housing properties which were acquired in the current period or may be acquired in future periods and such costs did not meet our capitalization criteria.

Other Acquisition Expenses

Other acquisition expenses for the three months ended March 31, 2018 were approximately $0.2 million. These other acquisition expenses include pursuit costs incurred by third parties. These other acquisition expenses primarily relate to pursuit costs for student housing and senior housing properties which were acquired in the current period or may be acquired in future periods and such costs did not meet our capitalization criteria.

Interest Expense

Interest expense for the three months ended March 31, 2018 was approximately $0.9 million. Interest expense consists of interest incurred on debt related to the acquisition of our properties. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2018 was approximately $79,000. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

Below is information regarding our cash flows for operating, investing and financing activities for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Net cash flow provided by (used in):
Operating activities	$483,997
Investing activities	(78,923,127)
Financing activities	77,732,392

Cash flows provided by operating activities for the three months ended March 31, 2018 were approximately $0.5 million, which is primarily the result of our net loss during the period, excluding depreciation and amortization.

Cash flows used in investing activities for the three months ended March 31, 2018 were approximately $78.9 million, which is primarily the result of the cash paid for the acquisitions of our three senior housing properties.

Cash flows provided by financing activities for the three months ended March 31, 2018 were approximately $77.7 million, which is primarily the result of net debt inflows of approximately $64.5 million and approximately $14.1 million from the net proceeds from the issuance of common stock.

Short-Term Liquidity and Capital Resources

Our Advisor funded and was responsible for our organization and offering costs on our behalf, prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Offerings, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

Distribution Policy

On March 6, 2018, our board of directors authorized a daily distribution rate for the second quarter of 2018 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on April 1, 2018 and continuing on each day thereafter through and including June 30, 2018. As a result of the redesignation of our outstanding shares of common stock to Class A shares on May 1, 2018, the previously declared daily distribution rate of $0.0016980822 per day per share now applies to all stockholders of Class A shares. In addition, on May 1, 2018, our board of directors declared a daily distribution rate for the second quarter of 2018 of $0.0016980822 per day per share on the outstanding shares of Class T and Class W common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on May 1, 2018 and continuing on each day thereafter through and including June 30, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00144 per day will be paid per Class W share. Such distributions payable to each stockholder of record will be paid the following month.

Currently, we are making distributions to our stockholders using a combination of cash flows from operations and the proceeds from the Private Offering in anticipation of additional future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offerings. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

During our Public Offering, we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the Offerings. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investment in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class T shares and Class W shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares and Class W shares will likely be lower than distributions on Class A shares because Class T Shares are subject to ongoing stockholder servicing fees and Class W shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
Distributions paid in cash — common stockholders	$867,806
Distributions reinvested	531,268

Total distributions	$1,399,074

Source of distributions
Cash flows provided by operations	$483,997	34.6%
Proceeds from our Private Offering	383,809	27.4%
Offering proceeds from distribution reinvestment plan	531,268	38.0%

Total sources	$1,399,074	100.0%

We did not commence paying distributions until September 2017. From our inception through March 31, 2018, we paid cumulative distributions of approximately $2.9 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $9.0 million which includes acquisition related expenses of approximately $3.1 million and non-cash depreciation and amortization of approximately $6.8 million.

For the three months ended March 31, 2018, we paid total distributions of approximately $1.4 million, as compared to net loss attributable to our common stockholders of approximately $2.7 million. Net loss attributable to our common stockholders for the three months ended March 31, 2018 includes non-cash depreciation and amortization of approximately $3.0 million, and acquisition related expenses of approximately $0.2 million.

We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

We have not been able to and may not be able to pay distributions solely from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in the Offerings. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of March 31, 2018, our total indebtedness was approximately $118.4 million, which included approximately $99.9 million in fixed rate debt and $18.5 million in variable rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our Public Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)	$37,158,126	$3,419,059	$9,091,968	$9,646,544	$15,000,555
Debt principal(1)	99,905,000	—	527,944	1,393,911	97,983,145

Total contractual obligations	$137,063,126	$3,419,059	$9,619,912	$11,040,455	$112,983,700

(1)	Amounts do not include the Second Amended KeyBank Bridge Loan, as this is neither a long-term debt obligation nor a long-term liability. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Off-Balance Sheet Arrangements

Our investment in a private placement offering by Reno Student Housing, DST is accounted for under the equity method of accounting. For more information please see Note 8 of the Notes to the Consolidated Financial Statements contained in this report. Other than that, we do not have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 11 of the Notes to the Consolidated Financial Statements contained elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2018, our debt consisted of approximately $118 million, which included approximately $100 million in fixed rate debt and $18 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.2 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2018:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$—	$—	$527,944	$679,120	$714,791	$97,983,145	$99,905,000
Average interest rate	4.52%	4.52%	4.52%	4.52%	4.52%	4.52%	4.52%
Variable rate debt	$—	$18,473,407	—	—	—	$—	$18,473,407
Average interest rate(1)	5.87%	5.87%	—	—	—	—	5.87%

(1)	The average interest rate was calculated based on the rate in effect on March 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Registration Statement on Form S-11 (SEC Registration No. 333-220646).

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2018.

We incurred a net loss of approximately $2.7 million for the three months ended March 31, 2018. Our accumulated deficit was approximately $9.0 million as of March 31, 2018. Given that we are still early in our fundraising and acquisition stage, our operations will not be profitable in 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	In connection with our incorporation, we issued 111.11 shares of our common stock to SSSHT Advisor, LLC for an aggregate price of $1,000 in a private placement offering on October 4, 2016. No sales commission or other consideration was paid in connection with the sale. Such offering was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”).

Until March 15, 2018, we were engaged in our Primary Private Offering of up to $100 million in shares of common stock to accredited investors (as defined in Rule 501 under the Act) pursuant to a confidential private placement memorandum dated January 27, 2017, as amended and supplemented. We terminated our Primary Private Offering on March 15, 2018. We received net offering proceeds of approximately $84.4 million from the sale of approximately 10.6 million shares of common stock in the Primary Private Offering after commissions, fees and expenses. We incurred approximately $6.6 million in sales commissions and dealer manager fees in connection with the Private Offering. Select Capital Corporation was the dealer manager for the Private Offering.

Each of the purchasers of our common stock in the Private Offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuances of our common stock were exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

(b)	On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares, was declared effective by the SEC. As of June 6, 2018, we had not sold any shares pursuant to our Primary Offering.

(c)	Our share redemption programs enable our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). Since inception, we have not received any redemption requests nor have we redeemed any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to the Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.1	First Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on September 27, 2017, Commission File No. 333-220646

3.2	Articles of Amendment to the First Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 27, 2017, Commission File No. 333-220646

3.3	Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.4	Articles of Amendment of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.5	Articles Supplementary of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.6	Articles of Amendment of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.1	Third Amended and Restated Limited Partnership Agreement of SSSHT Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.2	Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.3	Strategic Student & Senior Housing Trust, Inc. Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.4	Amendment No. 1 to Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated March 7, 2018, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.5	Multifamily Loan and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

Exhibit No.	Description

10.6	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.7	Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.8	Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $28,709,000, by SSSHT PropCo 4522 S 1300 E, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.9	Multifamily Loan and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.10	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.20 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.11	Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.21 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.12	Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $9,337,000, by SSSHT PropCo 1245 E Murray Holladay Road, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.13	Multifamily Loan and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.14	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.15	Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.16	Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $8,859,000, by SSSHT PropCo 10020 N 4600 W Street, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.17	Cross-Collateralization Agreement, by and among SSSHT PropCo 4522 S 1300 E, LLC, SSSHT PropCo 1245 E Murray Holladay Road, LLC, SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.27 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

Exhibit No.	Description

10.18	Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated February 23, 2018, incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.19	Promissory Note, in the original principal amount of $24,500,000, by SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.29 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.20	Second Amended and Restated Guaranty Agreement, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: June 8, 2018	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)