Form 10-Q
period 2018-06-30
Strategic Student & Senior Housing Trust, Inc.
filed 2018-08-14
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of August 8, 2018, there were approximately 10.9 million outstanding shares of Class A common stock, no outstanding shares of Class T common stock and approximately 8,000 outstanding shares of Class W common stock of the registrant.

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

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). Our results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$14,992,000	$8,683,000
Buildings	147,261,828	83,026,000
Site improvements	2,576,000	1,511,000
Furniture, fixtures and equipment	7,317,841	5,038,516
	172,147,669	98,258,516
Accumulated depreciation	(3,629,284)	(1,254,849)
Real estate facilities, net	168,518,385	97,003,667
Cash and cash equivalents	8,043,038	10,371,998
Restricted cash	396,032	—
Other assets	4,767,023	4,006,881
Intangible assets, net	5,737,806	3,743,640
Total assets	$187,462,284	$115,126,186
LIABILITIES AND EQUITY
Debt, net	$116,107,520	$52,299,638
Accounts payable and accrued liabilities	3,318,440	1,556,415
Due to affiliates	382,523	246,958
Distributions payable	558,690	463,848
Total liabilities	120,367,173	54,566,859
Commitments and contingencies (Note 9)
Redeemable common stock	1,470,554	303,844
Preferred equity in our Operating Partnership	610,637	—
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 10,873,759 and 8,948,551 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10,874	8,948
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	83,545,043	68,799,264
Distributions	(4,536,960)	(1,379,950)
Accumulated deficit	(13,041,385)	(6,233,945)
Total Strategic Student & Senior Housing Trust, Inc. equity	65,977,572	61,194,317
Noncontrolling interests in our Operating Partnership	(963,652)	(938,834)
Total equity	65,013,920	60,255,483
Total liabilities and equity	$187,462,284	$115,126,186

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Leasing and related revenues – student	$2,280,576	$54,445	$4,574,290	$54,445
Leasing and related revenues – senior	3,079,357	—	4,347,079	—
Total revenues	5,359,933	54,445	8,921,369	54,445
Operating expenses:
Property operating expenses – student	964,634	14,646	1,887,815	14,646
Property operating expenses – senior	2,030,266	—	2,764,977	—
Property operating expenses – affiliates	268,987	1,544	380,669	1,544
General and administrative	502,331	89,965	839,413	89,965
Depreciation	1,354,564	14,034	2,374,435	14,034
Intangible amortization expense	2,496,226	31,159	4,469,833	31,159
Acquisition expenses – affiliates	35,224	177,360	91,198	177,360
Other property acquisition expenses	104,954	1,248,681	269,881	1,248,681
Total operating expenses	7,757,186	1,577,389	13,078,221	1,577,389
Operating loss	(2,397,253)	(1,522,944)	(4,156,852)	(1,522,944)
Other income (expense):
Interest expense	(1,402,831)	(20,043)	(2,306,013)	(20,043)
Interest expense – debt issuance costs	(245,845)	(15,228)	(324,382)	(15,228)
Other	(40,547)	(6,599)	(32,849)	(6,599)
Net loss	(4,086,476)	(1,564,814)	(6,820,096)	(1,564,814)
Less: Distributions to preferred unitholders in our Operating Partnership	(3,669)	(4,238)	(3,669)	(4,238)
Less: Accretion of preferred equity costs	(637)	(1,883)	(637)	(1,883)
Net loss attributable to the noncontrolling interests in our Operating Partnership	9,687	785,468	16,962	785,468
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(4,081,095)	$(785,467)	$(6,807,440)	$(785,467)
Net loss per Class A share – basic and diluted	$(0.38)	$(7,076.28)	$(0.66)	$(7,076.28)
Net loss per Class T share – basic and diluted	$—	$—	$—	$—
Net loss per Class W share – basic and diluted	$—	$—	$—	$—
Weighted average Class A shares outstanding – basic and diluted	10,828,562	111	10,269,918	111
Weighted average Class T shares outstanding – basic and diluted	—	—	—	—
Weighted average Class W shares outstanding – basic and diluted	—	—	—	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non-controlling Interests in our Operating Partnership	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2017	8,948,551	$8,948	—	$—	—	$—	$68,799,264	$(1,379,950)	$(6,233,945)	$61,194,317	$(938,834)	$60,255,483	$—	$303,844
Gross proceeds from issuance of common stock	1,787,597	1,788	—	—	—	—	16,237,790	—	—	16,239,578	—	16,239,578	—	—
Offering costs	—	—	—	—	—	—	(1,492,849)	—	—	(1,492,849)	—	(1,492,849)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,166,710)	—	—	(1,166,710)	—	(1,166,710)	—	1,166,710
Distributions	—	—	—	—	—	—	—	(3,157,010)	—	(3,157,010)	—	(3,157,010)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(7,856)	(7,856)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(3,669)	—
Issuance of shares for distribution reinvestment plan	130,111	130	—	—	—	—	1,166,580	—	—	1,166,710	—	1,166,710	—	—
Issuance of restricted stock	7,500	8	—	—	—	—	—	—	—	8	—	8	—	—
Stock based compensation expense	—	—	—	—	—	—	968	—	—	968	—	968	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(6,807,440)	(6,807,440)	—	(6,807,440)	3,669	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(16,962)	(16,962)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	610,000	—
Accretion of non-cash preferred equity issuance costs	—	—	—		—	—	—	—	—	—	—	—	637	—
Balance as of June 30, 2018	10,873,759	$10,874	—	$—	—	$—	$83,545,043	$(4,536,960)	$(13,041,385)	$65,977,572	$(963,652)	$65,013,920	$610,637	$1,470,554

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,820,096)	$(1,564,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,168,650	49,324
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets	(398,230)	(72,215)
Accounts payable and accrued liabilities	1,341,765	361,174
Due to affiliates	(152,574)	1,387,239
Net cash provided by operating activities	1,139,515	160,708
Cash flows from investing activities:
Purchase of real estate	(78,830,878)	(57,000,000)
Additions to real estate	(152,275)	—
Deposit on acquisitions of real estate facilities	(500,000)	—
Net cash used in investing activities	(79,483,153)	(57,000,000)
Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	46,905,000	29,500,000
Proceeds from issuance of KeyBank loan	24,500,000	22,296,363
Principal payments of KeyBank loan	(6,703,715)	—
Debt issuance costs	(1,310,067)	(481,051)
Issuance of preferred equity in our Operating Partnership	610,000	5,650,000
Gross proceeds from issuance of common stock	16,011,588	—
Private offering costs	(1,516,605)	—
Public offering costs	(178,508)	—
Distributions paid to common stockholders	(1,897,646)	—
Distributions paid to preferred unitholders in our Operating Partnership	(9,337)	—
Net cash provided by financing activities	76,410,710	56,965,312
Net change in cash, cash equivalents, and restricted cash	(1,932,928)	126,020
Cash, cash equivalents, and restricted cash, beginning of period	10,371,998	2,000
Cash, cash equivalents, and restricted cash, end of period	$8,439,070	$128,020
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,217,091	$20,043
Debt issuance costs included in due to affiliates	$—	$258,982
Debt issuance costs included in accounts payable and accrued liabilities	$51,600	$91,147
Deposits applied to purchase of real estate	$1,000,000	$—
Acquisition costs included in due to affiliates	$370,000	$—
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$596,600	$385,264
Non-cash preferred equity issuance in our Operating Partnership	$6,100	$56,500
Distributions payable	$558,690	$4,238
Issuance of shares pursuant to distribution reinvestment plan	$1,166,710	$—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 1. Organization

Strategic Student & Senior Housing Trust, Inc., a Maryland corporation (the “Company”), was formed on October 4, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in student housing and senior housing real estate investments. The Company’s year-end is December 31. As used in these consolidated financial statements, “we,” “us,” and “our” refer to Strategic Student & Senior Housing Trust, Inc. and each of our subsidiaries.

On October 4, 2016, our Advisor, as defined below, acquired 111.11 shares of our common stock for $1,000 and became our initial stockholder. Pursuant to our First Articles of Amendment and Restatement, filed on January 30, 2017, we authorized 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On May 1, 2018, in connection with our Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, our authorized common stock is now 315,000,000 shares designated as Class A shares, 315,000,000 shares designated as Class T shares, and 70,000,000 shares designated as Class W shares. Additionally, on May 1, 2018 all of our then existing shares of common stock became Class A shares. On May 1, 2018 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). As of June 30, 2018, we had not sold any shares in our Primary Offering.

On January 27, 2017, pursuant to a confidential private placement memorandum (the “private placement memorandum”), we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (collectively, the “Private Offering” and together with the Public Offering, the “Offerings”). The Private Offering required a minimum offering amount of $1,000,000. On August 4, 2017, we met such minimum offering requirement. Our Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $93 million from the issuance of approximately 10.8 million shares pursuant to the Private Offering.

While the Company was formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. We intend to invest the net proceeds from our Primary Offering primarily in income-producing student housing and senior housing properties and related real estate investments located in the United States. We may also purchase growth-oriented student housing and senior housing real estate assets. As of June 30, 2018, we owned (i) two student housing properties, (ii) an approximately 2.6% beneficial interest in a Delaware Statutory Trust (DST) that owns another student housing property and (iii) three senior housing properties.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of June 30, 2018 we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owed by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See also Note 6 – Preferred Equity in our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering of shares of our common stock. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. As of June 30, 2018 our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

We have no employees. Our advisor is SSSHT Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on October 3, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor on January 27, 2017 (our “Private Offering Advisory Agreement”) which, in connection with our Public Offering, we amended and restated on May 1, 2018 (our “Advisory Agreement”). The majority of the officers of our Advisor are also officers of us and our Sponsor.

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

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 1, 2018, the Company executed a transfer agent agreement (the “Transfer Agent Agreement”), with our Transfer Agent. Our Transfer Agent provides transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Prior to May 1, 2018, our Advisor processed subscription agreements and provided other stockholder and investor relations services on our behalf.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these consolidated entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2018, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than one investment of an approximately 2.6% beneficial interest in a DST that owns another student housing property, which is accounted for under the equity method of accounting. Please see Note 8 – Related Party Transactions for additional detail. Other than the aforementioned equity method investment, we do not currently have any relationships with unconsolidated entities or financial partnerships.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated by the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

We may maintain cash and cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through high quality financial institutions.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are one year or less. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $6.5 million and approximately $6.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. We do not expect to have intangible assets for the value of tenant relationships.

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs will now be capitalized rather than expensed. During the six months ended June 30, 2018, we acquired three properties that did not meet the revised definition of a business, and we capitalized approximately $1.7 million of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the six months ended June 30, 2018, we expensed approximately $0.4 million compared to $1.4 million during the six months ended June 30, 2017 of acquisition-related transaction costs that did not meet our capitalization criteria. Additionally, during the three months ended June 30, 2018, we expensed approximately $0.1 million compared to $1.4 million during the three months ended June 30, 2017 of acquisition-related transaction costs that did not meet our capitalization criteria.

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

June 30, 2018

(Unaudited)

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

Our revenues that are within the scope of ASU 2014-09 are:

•

The service component of the base monthly lease fee (i.e. food services, activity programs, concierge services, etc.) is recognized pursuant to ASU 2014-09. The revenue from the service component is recognized monthly as the performance obligation related to the services is completed, such service pattern and timing is the same as the lease component.

•

Ancillary services (primarily care services and to a lesser extent guest meals, etc.) provided at our senior housing properties are recognized pursuant to ASU 2014-09. The revenue from the ancillary services are recognized monthly as the performance obligation related to those services is completed.

In estimating the collectability of our accounts receivable, we analyze the aging of resident receivables, historical bad debts, and current economic trends.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	35 to 40 years
Site Improvements	7 to 10 years

Depreciation of Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 7 years.

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases, as applicable. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2018, the gross amount allocated to in-place leases was approximately $12.7 million and accumulated amortization of in-place lease intangibles totaled approximately $7.0 million.

The total additional estimated future amortization expense of intangible assets recognized as of June 30, 2018 will be approximately $2.3 million and $3.5  million for the years ending December 31, 2018 and 2019, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.6 million as of June 30, 2018 and approximately $0.7 million as of December 31, 2017.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Organization and Offering Costs

Our Advisor funded our organization and offering costs on our behalf prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. We are now obligated to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares sold in our Public Offering, which we will recognize as a capital contribution from our Advisor. Such organization and offering costs funded by our Advisor were recognized as a liability when we had a present responsibility to reimburse our Advisor upon the commencement of formal operations, which occurred on June 28, 2017. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs associated with the Primary Offering are recorded as an offset to additional paid-in capital, and organization costs are recorded in general and administrative expenses.

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

June 30, 2018

(Unaudited)

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

In general, we record amounts that are redeemable under the Share Redemption Program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under the Share Redemption Program will be limited to the number of shares we could repurchase with the amount of the net proceeds from the sale of shares under the Distribution Reinvestment Plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the Distribution Reinvestment Plan are considered to be temporary equity and are presented as redeemable common stock in our consolidated balance sheets. In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common stock is contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the Share Redemption Program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

Fair Value Measurements

The accounting standard for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and provides for expanded disclosure about fair value measurements. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we use when measuring fair value:

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

June 30, 2018

(Unaudited)

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

The carrying amounts of cash and cash equivalents, accounts receivable, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate debt payable at June 30, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$98,447,000	$98,565,212	$52,444,000	$52,299,638

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income, other than taxable income earned by our TRS, that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

We filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for our residents and generally may engage in any real estate or non-real estate related business. We also utilize our TRS in connection with any structuring of our senior housing properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Under the RIDEA structure, the senior housing properties that we own are leased by a property owning entity to a subsidiary of our TRS. That TRS subsidiary then directly engages an “eligible independent contractor” to manage and operate the property. Currently, all of our senior housing properties utilize the RIDEA structure.

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 7 – Segment Disclosures for additional detail.

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. In July 2018, the FASB issued ASU 2018-11, which provides lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, although ASU 2018-11 provides a second adoption methodology which allows recognition as of the beginning of the year of adoption. While we continue to evaluate the standards, based upon our assessment to date, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We expect to utilize the practical expedients in ASU 2018-11 as part of our adoption of ASU 2016-02.

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the six months ended June 30, 2018:

Real estate facilities
Balance at December 31, 2017	$98,258,516
Facility acquisitions	73,736,878
Additions - Student	152,275
Balance at June 30, 2018	$172,147,669
Accumulated depreciation
Balance at December 31, 2017	$(1,254,849)
Depreciation expense	(2,374,435)
Balance at June 30, 2018	$(3,629,284)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The following table summarizes the purchase price allocations for our acquisitions during the six months ended June 30, 2018:

Property	Property Type	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2018 Revenue(2)	2018 Property Operating Income(2)(3)
Charleston – UT	Senior	2/23/18	$12,296,180	$994,000	$13,290,180	$955,902	$333,136
Cottonwood – UT	Senior	2/23/18	15,353,209	2,020,000	17,373,209	1,286,161	329,967
Wellington – UT	Senior	2/23/18	46,087,489	3,450,000	49,537,489	2,105,016	918,999
Total			$73,736,878	$6,464,000	$80,200,878	$4,347,079	$1,582,102

(1)	The allocations noted above are based on a determination of the relative fair value of the total cash consideration provided for the property and capitalized acquisition costs.
(2)	The operating results of the properties acquired above have been included in our consolidated statement of operations since their acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

We incurred acquisition fees to our Advisor related to the above properties of approximately $1.6 million for the six months ended June 30, 2018, which were capitalized into the cost basis of our properties.

Note 4. Pro Forma Consolidated Financial Information

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the six months ended June 30, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions were completed as of January 1, 2017. However, for acquisitions of properties that were not operational as of this date, the pro forma information includes these acquisitions as of the date that formal operations began. As none of the Company’s acquisitions that were completed during the six months ended June 30, 2018 met the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what our actual consolidated results of operations would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Six months ended June 30, 2018	Six months ended June 30, 2017
Pro forma revenue	$8,921,369	$2,211,251
Pro forma operating expenses	(11,713,221)	(5,181,467)
Pro forma net loss attributable to common stockholders	$(5,445,835)	$(2,354,451)

The pro forma consolidated financial information for the six months ended June 30, 2018 and 2017 was not adjusted to exclude any acquisition related expenses.

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

June 30, 2018

(Unaudited)

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

The Nationwide Loan bears interest at a fixed rate of 3.84%. The Nationwide Loan may be prepaid at any time, upon 30 days’ prior written notice, in whole but not in part, subject to payment of a prepayment penalty. If the prepayment occurs during the last six months of the term of the loan, no prepayment penalty will be required.

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

Freddie Mac Utah Loans

On February 23, 2018, we, through three property-owning special purpose entities wholly-owned by us (the “Freddie Mac Borrowers”), entered into three separate mortgage loans for an aggregate amount of $46.9 million (the “Freddie Mac Utah Loans”) with KeyBank National Association as a Freddie Mac Multifamily Approved Seller/Servicer (the “Freddie Mac Lender”) for the purpose of funding a portion of the aggregate purchase price for the three properties (the “Salt Lake Properties”) we acquired.

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

June 30, 2018

(Unaudited)

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

On February 23, 2018, the KeyBank Bridge Borrowers and KeyBank entered into a second amended and restated credit agreement for the KeyBank Bridge Loan (the “Second Amended KeyBank Bridge Loan”) in which the KeyBank Bridge Borrowers borrowed $24.5 million for the purpose of funding a portion of the aggregate purchase price for the Salt Lake Properties. As of June 30, 2018, this loan had an outstanding balance of approximately $17.8 million. We have guaranteed full repayment of the Second Amended KeyBank Bridge Loan.

The Second Amended KeyBank Bridge Loan matures on February 23, 2019, which may be extended to August 23, 2019 as long as we pay a fee equal to 0.50% of the outstanding principal balance of the loan at the time of such extension and certain other terms are met, such as there has not been an event of default. The Second Amended KeyBank Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 6.10% as of June 30, 2018. The Second Amended and Restated KeyBank Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Salt Lake Properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Public Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor. The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Second Amended KeyBank Bridge Loan, and apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Second Amended KeyBank Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Second Amended KeyBank Bridge Loan is no longer outstanding, such as acquisition fees incurred in connection with the acquisition of the Salt Lake Properties. KeyBank consented to us paying $1.2 million of such fees, and we made such payment as of March 31, 2018. The Second Amended KeyBank Bridge Loan imposes certain covenant requirements on us and the other parties to the Second Amended KeyBank Bridge Loan, which, if breached, could result in default under the Second Amended KeyBank Bridge Loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of June 30, 2018:

2018	$—
2019	17,796,285
2020	527,944
2021	679,120
2022	714,791
2023 and thereafter	97,983,145
Total payments	117,701,285
Non-revolving debt issuance costs, net	(1,593,765)
Total	$116,107,520

Note 6. Preferred Equity in our Operating Partnership

Issuance of Preferred Units by our Operating Partnership

On June 28, 2017, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SAM Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of our Sponsor. Pursuant to the Unit Purchase Agreement, as amended, the Operating Partnership agreed to issue Preferred Units to the Preferred Investor in connection with preferred equity investments by the Preferred Investor of up to $12 million (the “Investment”), which amount may be invested in one or more tranches, such amounts may only be used for (i) the acquisition of any student housing and senior housing property, (ii) repayment of indebtedness and (iii) working capital and general corporate purposes, in exchange for up to 480,000 preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accumulated and unpaid distributions.

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

The holders of Preferred Units receive distributions at a rate of 9.0% per annum (the “Pay Rate”), payable monthly and calculated on an actual/360 day basis. Accumulated but unpaid distributions, if any, accrue at the Pay Rate. The preferred units of limited partnership interests in our Operating Partnership rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, any cash we have to pay distributions are otherwise used to pay distributions to the holder of such preferred units first.

The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price (“Redemption Price”) for the Preferred Units is equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption.

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

June 30, 2018

(Unaudited)

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

On June 7, 2018, the Preferred Investor invested approximately $0.5 million in our Operating Partnership, all of which was used to fund the initial earnest money deposit for the Mt. Tabor Property.  See Note 10 for additional information related to such potential acquisition. On June 8, 2018, the Preferred Investor invested approximately $0.1 million in our Operating Partnership, all of which was used to fund an initial loan application deposit related to the mortgage loan for the Mt. Tabor Property.  For these investments, the Preferred Investor received 24,400 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional 244 Preferred Units, or 1.0% of the amount of the Investment.

On July 11, 2018, the Preferred Investor invested approximately $1.3 million in our Operating Partnership, all of which was used to fund an index lock deposit related to the mortgage loan for the Mt. Tabor Property. On July 20, 2018, the Preferred Investor invested approximately $0.5 million in our Operating Partnership, all of which was used to fund an additional earnest money deposit for the Mt. Tabor Property.   For these investments, the Preferred Investor received 70,560 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 706 Preferred Units, or 1.0% of the amount of the Investment.

Note 7. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the six months ended June 30, 2018:

	Student Housing	Senior Housing	Corporate and Other	Total
Leasing and leasing related revenues	$4,574,290	$3,761,924	$—	$8,336,214
Other revenues	—	585,155	—	585,155
Property operating expenses	(1,887,815)	(2,764,977)	—	(4,652,792)
Net operating income	2,686,475	1,582,102	—	4,268,577
Property operating expenses - affiliates	240,333	140,336	—	380,669
General and administrative	—	—	839,413	839,413
Depreciation	1,620,493	752,004	1,938	2,374,435
Intangible amortization expense	3,231,600	1,238,233	—	4,469,833
Acquisition expenses – affiliates	—	91,198	—	91,198
Other property acquisition expenses	—	269,881	—	269,881
Interest expense	1,070,700	1,235,313	—	2,306,013
Interest expense – debt issuance costs	34,063	290,319	—	324,382
Other	—	27,089	5,760	32,849
Net loss	$(3,510,714)	$(2,462,271)	$(847,111)	$(6,820,096)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The following table summarizes our total assets by segment:

Segments	June 30, 2018
Student housing	$97,679,987
Senior housing	80,634,917
Corporate and Other	9,147,380
Total assets	$187,462,284

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

June 30, 2018

(Unaudited)

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

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

June 30, 2018

(Unaudited)

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

Transfer Agent Agreement

Our Sponsor is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Effective in May 2018, our Transfer Agent processes subscription agreements and certain other forms directly, as well as provides customer service to our stockholders. These services include, among other things, processing payment of any sales commission and dealer manager fees associated with a particular purchase, as well as processing the distributions and any servicing fees with respect to our shares. Additionally, our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with Transfer Agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

It is the duty of our board of directors to evaluate the performance of our Transfer Agent. In connection with the engagement of our Transfer Agent, we paid a one-time initial setup fee of $50,000. In addition, the other fees to be paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

The initial term of the Transfer Agent Agreement is three years, which term will be automatically renewed for one year successive terms, but either party may terminate the Transfer Agent Agreement upon 90 days’ prior written notice. In the event that we terminate the Transfer Agent Agreement, other than for cause, we will pay our Transfer Agent all amounts that would have otherwise accrued during the remaining term of the Transfer Agent Agreement; provided, however, that when

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

calculating the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

Property Managers

Pursuant to our Advisory Agreement, our Advisor is responsible for overseeing any third party property managers or operators and may delegate such responsibility to its affiliates. Our Advisor has assigned such oversight responsibilities to our Property Manager. Currently, we expect to rely on third party property managers and senior living operators to manage and operate our properties. Effective May 1, 2018, we now pay our Property Manager an oversight fee equal to 1% of the gross revenues attributable to such properties; provided, however, that our Property Manager will receive an oversight fee equal to 1.5% of the gross revenues attributable to any senior housing property other than such properties that are leased to third party tenants under triple-net or similar lease structures. In the event any of our properties are managed directly by our Property Manager, we will pay our Property Manager a property management fee that is approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in such transaction, as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the six months ended June 30, 2018, as well as any related amounts payable as of December 31, 2017 and June 30, 2018:

	Year Ended December 31, 2017			Six Months Ended June 30, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses(including organizational costs)	$394,654	$271,229	$123,425	$319,422	$442,847	$—
Transfer Agent expenses	—	—	—	63,753	58,000	5,753
Asset management fees(1)	135,163	93,492	41,671	336,333	371,234	6,770
Property management oversight fees	—	—	—	44,336	44,336	—
Acquisition expenses	2,310,020	2,310,020	—	91,198	91,198	—
Capitalized
Debt issuance costs	499,382	465,500	33,882	357,025	390,907	—
Acquisition expenses	—	—	—	1,570,000	1,200,000	370,000
Additional Paid-in Capital
Selling commissions	3,947,269	3,915,109	32,160	833,011	865,171	—
Dealer Manager fees	1,490,524	1,474,704	15,820	462,481	478,301	—
Offering costs	508,350	508,350	—	114,342	114,342	—
Total	$9,285,362	$9,038,404	$246,958	$4,191,901	$4,056,336	$382,523

(1)

For the year ended December 31, 2017 and the four months ended April 30, 2018, the Advisor permanently waived one half of the asset management fee totaling approximately $135,000 and $160,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to the Advisor. Commensurate with our Public Offering being declared effective on May 1, 2018, the Advisor is no longer waiving the asset management fees.

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

June 30, 2018

(Unaudited)

that could be significant to the entity. As such, our investment in Reno Student Housing is accounted for under the equity method of accounting.

Note 9. Commitments and Contingencies

Property Management

The Fayetteville Property and the Tallahassee Property are managed by Asset Campus Housing, a third-party student housing manager. Pursuant to our property management agreements with ACH, we pay a monthly management fee, plus reimbursement of amounts reasonably incurred by ACH in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. We also pay ACH a construction management fee for certain construction management services. The property management agreements have a one year term and automatically renew for successive one year periods thereafter, unless we or ACH provides prior written notice at least 30 days prior to the expiration of the term. The agreements are also subject to other customary termination provisions.

Each of the senior housing properties is managed by MBK, a third-party senior living operator. Pursuant to our property management agreements with MBK, we pay a monthly management fee plus reimbursement of amounts reasonably incurred by MBK in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. We also pay MBK a construction management fee for certain construction management services.  The property management agreements have a five year term and automatically renew for successive one year periods thereafter, unless we or MBK provide prior written notice at least 180 days prior to the expiration of the term. The agreements are also subject to customary termination provisions including termination fees if the agreement is terminated early.

In addition, we and MBK are parties to an agreement, whereby MBK is potentially entitled to a performance based incentive fee. This agreement is also subject to customary termination provisions.

Distribution Reinvestment Plans

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We amended and restated the Private Offering Distribution Reinvestment Plan in connection with the Public Offering (the “Distribution Reinvestment Plan”) on May 1, 2018. The purchase price per share under the Distribution Reinvestment Plan for each class of shares is as follows: (i) $9.81 for Class A shares, (ii) $9.50 for Class T shares and (iii) $9.40 for Class W shares. No sales commissions or dealer manager fees are paid with respect to the sale of such shares. We may amend or terminate the Distribution Reinvestment Plan for any reason at any time upon 10 days’ prior written notice to stockholders.

Share Redemption Programs

In connection with the Private Offering, we had a “Private Offering Share Redemption Program” that enabled stockholders to sell their shares to us in limited circumstances. In connection with the Public Offering, we amended the Private Offering Share Redemption Program, such amended program now being referred to as the Share Redemption Program. Stockholders generally have to hold shares for one year before submitting a redemption request; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. The number of shares eligible to be redeemed pursuant to the Share Redemption Program is limited as follows: 1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year; and 2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of shares under our Distribution Reinvestment Plan.

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

June 30, 2018

(Unaudited)

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

For the six months ended June 30, 2018 and year ended December 31, 2017, we did not receive any requests for redemption.

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

June 30, 2018

(Unaudited)

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 10. Potential Acquisition

Portland, Oregon

On June 5, 2018, one of our subsidiaries executed a purchase agreement with unaffiliated third parties, for the acquisition of a 284-unit senior housing property located in Portland, Oregon for a purchase price of $92 million. The property, known as Courtyard at Mt. Tabor (the “Mt. Tabor Property”), is comprised of independent living (199-units), assisted living (73-units) and memory care (12-units). The property also contains developable land intended to be developed for an additional 23-units of memory care. The closing of the property is anticipated to occur on August 31, 2018 but is subject to two 30-day extensions at our option.

We funded the initial earnest money deposit of $0.5 million on June 7, 2018 and a second earnest money deposit of $0.5 million on July 20, 2018 by issuing Preferred Units to the Preferred Investor.

We expect to fund a portion of the acquisition with a mortgage loan in the amount of approximately $63.2 million from KeyBank National Association as a Freddie Mac Multifamily Approved Seller/Servicer (the “Freddie Mac Portland Loan”) and to fund the remaining portion with any combination of net proceeds from our Primary Offering, a bridge loan, an Investment by the Preferred Investor and/or other equity or debt financing from third parties or affiliates. In connection with the Freddie Mac Portland Loan, we signed a loan application agreement on June 8, 2018, which required an application deposit of approximately $0.1 million. We also paid an index lock deposit on July 11, 2018 equal to 2% of the loan amount, or approximately $1.3 million and locked the index, such that we expect our fixed rate of interest will be approximately 4.94% over the 10 year term of the loan, with the first four years being interest only and a 30 year amortization schedule thereafter. Both deposits were funded by issuing Preferred Units to the Preferred Investor.

There can be no assurance that we will be able to obtain the Freddie Mac Portland Loan, a bridge loan, additional Investment by the Preferred Investor or other equity or debt financing at or prior to the time of closing. In addition, we anticipate that the construction of the 23-unit memory care facility, which is expected to be completed post-closing, will cost approximately $10.0 million and will be funded using any combination of net proceeds from our Primary Offering, a bridge loan, an Investment by the Preferred Investor and/or other equity or debt financing from third parties or affiliates

If we fail to complete the acquisition of the property, we may forfeit at least $2.4 million in earnest money, deposits and fees.

Note 11. Declaration of Distributions

On June 11, 2018, our board of directors declared a daily distribution rate for the third quarter of 2018 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on July 1, 2018 and continuing on each day thereafter through and including September 30, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00144 per day will be paid per Class W share.

Note 12. Subsequent Events

Public Offering Status

As of August 8, 2018, we had sold approximately 41,000 shares of Class A Common stock, no shares of Class T Common stock, and approximately 8,000 shares of Class W Common stock for gross offering proceeds of $0.5 million in our Primary Offering.

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

On January 27, 2017, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (together with the Primary Private Offering, the “Private Offering”). The Private Offering required a minimum offering amount of $1,000,000, which we met on August 4, 2017. Please see the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. As of June 30, 2018, we had raised offering proceeds of approximately $93 million from the sale of our common stock pursuant to the Private Offering. Upon the commencement of our Public Offering, discussed below, and the filing of the articles of amendment to our charter, all outstanding common stock was redesignated as Class A common stock.

On May 1, 2018, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering,” and collectively with the Private Offering, the “Offerings”), consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares). As of June 30, 2018, we had not sold any shares in our Primary Offering.

As of June 30, 2018, we owned two student housing properties, an approximately 2.6% beneficial interest in a DST that owns another student housing property and three senior housing properties.

Student Housing

As of June 30, 2018, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$682	198	592	94.8%
Tallahassee	September 28, 2017	August 2017	Florida State University	779	125	434	98.2%
Total				$724	323	1,026	96.2%

(1)

Calculated based on our base rental revenue earned during the six months ended June 30, 2018 divided by average occupied beds over the same period. Each property is included in the respective calculations starting with its first full month of operations after we acquire the property, as appropriate.

(2)	Represents occupied beds divided by total rentable beds as of June 30, 2018.

Senior Housing

On February 23, 2018, we purchased our first three senior housing properties, which are located near Salt Lake City, Utah and are known as The Wellington, Cottonwood Creek and The Charleston (collectively, the “Salt Lake Properties”). As of June 30, 2018, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
The Wellington	February 23, 2018	1999	Mill Creek, Utah	$4,781	119	84.9%
Cottonwood Creek	February 23, 2018	1982	Mill Creek, Utah	3,651	112	73.2%
The Charleston at Cedar Hills	February 23, 2018	2005	Cedar Hills, Utah	3,802	64	93.8%
Total				$4,164	295	82.4%

(1)

Calculated based on our revenue earned during the six months ended June 30, 2018 divided by average occupied units over the same period. Each property is included in the respective calculations starting with its first full month of operations after we acquire the property, as appropriate.

(2)	Represents occupied units divided by total rentable units as of June 30, 2018.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our consolidated financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and our reported amounts of revenues and expenses during the periods covered by the consolidated financial statements contained elsewhere in this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our consolidated financial condition and results of operations to those companies.

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

Our allocations of purchase prices could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, and restricted cash, consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We will evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our consolidated financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as the joint venture entities included in our consolidated financial statements may vary based on the estimates and assumptions we use.

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

Results of Operations

Overview

As of June 30, 2018, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to successfully acquire additional student housing and senior housing properties, retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

As we did not acquire our first property and commence formal operations until June 2017, we believe there is little basis for comparison between the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017. We expect revenues and expenses to increase in future periods as we acquire additional properties, as well as from recognizing full period operating results for the three senior housing properties acquired on February 23, 2018.

Our results of operations for the three and six months ended June 30, 2018 are not indicative of those expected in future periods as we expect that revenue, operating expenses, depreciation expense, amortization expense, acquisition expense and interest expense will each increase in future periods as a result of recognizing a full period of operating results for acquisitions completed during the three and six months ended June 30, 2018 and anticipated future acquisitions.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Leasing and Related Revenues – Student

Leasing and related revenues – student for the three months ended June 30, 2018 were approximately $2.3 million, as compared to approximately $0.1 million for the three months ended June 30, 2017, an increase of approximately $2.2 million. The increase is primarily attributable to a full quarter of operations for our two student housing properties, compared to a partial quarter of activity for one student housing property acquired in the second quarter of 2017. We expect such revenues primarily to increase in future periods commensurate with our future student housing acquisition activity.

Leasing and Related Revenues – Senior

Leasing and related revenues – senior for the three months ended June 30, 2018 were approximately $3.1 million, as compared to none for the three months ended June 30, 2017. The revenues are attributable to our three senior housing properties acquired in the first quarter of 2018. We expect such revenues primarily to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses – Student

Property operating expenses – student for the three months ended June 30, 2018 were approximately $1.0 million, as compared to $15,000 for the three months ended June 30, 2017, an increase of approximately $1.0 million. The increase is primarily attributable to a full quarter of operations for our two student housing properties, compared to a partial quarter of activity for one student housing property acquired in the second quarter of 2017. Such property operating expenses includes the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, and marketing. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses—Senior

Property operating expenses – senior for the three months ended June 30, 2018 were approximately $2.0 million, as compared to none for the three months ended June 30, 2017. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance and marketing. These property operating expenses are attributable to our three senior housing properties acquired in the first quarter of 2018. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2018 were approximately $0.3 million, as compared to approximately $2,000 for the three months ended June 30, 2017, an increase of approximately $0.3 million. Property operating expenses – affiliates consists of asset management and property management oversight fees due to our advisor. Property operating expenses – affiliates are attributable to our two student housing properties and three senior housing properties that we owned during the second quarter of 2018 and one student housing property we owned in the second quarter of 2017. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were approximately $0.5 million, as compared to approximately $0.1 million for the three months ended June 30, 2017, an increase of approximately $0.4 million. The increase was primarily due to our increased operating activity in the second quarter of 2018 as compared to the second quarter of 2017. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, an allocation of a portion of payroll related costs attributable to our advisor and its affiliates and accounting expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended June 30, 2018 were approximately $3.9 million, as compared to depreciation and intangible amortization expenses for the three months ended June 30, 2017 of approximately of $45,000, an increase of approximately $3.8 million. Depreciation and intangible amortization expenses are attributable to our two student housing properties and three senior housing properties that we owned during the second quarter of 2018 and one student housing property we owned during the second quarter of 2017. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets resulting from our two student housing properties and three senior housing properties that we own.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2018 were approximately $35,000, as compared to acquisition expenses – affiliates for the three months ended June 30, 2017 of approximately $0.2 million, a decrease of approximately $0.1 million. These acquisition expenses primarily relate to costs related to student housing and senior housing properties which were acquired in the current period or may be acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses – affiliates is also expected to continue to decrease primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired.

Other Acquisition Expenses

Other acquisition expenses for the three months ended June 30, 2018 were approximately $0.1 million, as compared to other acquisition expenses for the three months ended June 30, 2017 of approximately $1.2 million, a decrease of approximately $1.1 million. These other acquisition expenses primarily relate to pursuit costs for student housing and senior housing properties which were acquired in the current period or may be acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses is also expected to continue to decrease primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in certain transaction costs being capitalized into the cost basis of the assets acquired.

Interest Expense

Interest expense for the three months ended June 30, 2018 was approximately $1.4 million, as compared to interest expense for the three months ended June 30, 2017 of approximately $20,000, an increase of approximately $1.4 million. Interest expense relates to debt financings used to acquire our two student housing properties and three senior housing properties that we owned during the second quarter of 2018 compared to one student housing property that we acquired in the second quarter of 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2018 was approximately $0.2 million, as compared to approximately $15,000 for the three months ended June 30, 2017. Interest expense – debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Leasing and Related Revenues – Student

Leasing and related revenues – student for the six months ended June 30, 2018 were approximately $4.6 million, as compared approximately $0.1 million for the six months ended June 30, 2017, an increase of approximately $4.5 million. The increase is primarily attributable to a full six months of operations for our two student housing properties, compared to a partial period of activity for one student housing property acquired in the second quarter of 2017. We expect such revenues primarily to increase in future periods commensurate with our future student housing acquisition activity.

Leasing and Related Revenues – Senior

Leasing and related revenues – senior for the six months ended June 30, 2018 were approximately $4.3 million, as compared to none for the six months ended June 30, 2017. The revenues are attributable to our three senior housing properties acquired in the first quarter of 2018. We expect such revenues primarily to increase in future periods commensurate with our future senior housing acquisition activity, as well as from recognizing a full period of results for our senior housing acquisitions completed during the six months ended June 30, 2018.

Property Operating Expenses – Student

Property operating expenses – student for the six months ended June 30, 2018 were approximately $1.9 million, as compared to approximately $15,000 for the six months ended June 30, 2017, an increase of approximately $1.9 million. The increase is primarily attributable to a full six months of operations for our two student housing properties, compared to partial period of activity for one student housing property acquired in the second quarter of 2017. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, and marketing. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses—Senior

Property operating expenses – senior for the six months ended June 30, 2018 were approximately $2.8 million, as compared to none for the six months ended June 30, 2017. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance and marketing. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity, as well as from recognizing full period operating results for acquisitions completed during the six months ended June 30, 2018.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2018 were approximately $0.4 million, as compared to approximately $2,000 for the six months ended June 30, 2017, an increase of approximately $0.4 million. Property operating expenses – affiliates consists of asset management and property management oversight fees due to our advisor. The property operating expenses – affiliates are attributable to our two student housing properties and three senior housing properties that we owned during the second quarter of 2018 and one student housing property we owned in the second quarter of 2017. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity, as well as from recognizing full period operating results for acquisitions completed during the six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were approximately $0.8 million, as compared to approximately $0.1 million for the six months ended June 30, 2017, an increase of approximately $0.7 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, an allocation of a portion of payroll related costs attributable to our advisor and its affiliates and accounting expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the six months ended June 30, 2018 were approximately $6.8 million, as compared to depreciation and intangible amortization expenses for the six months ended June 30, 2017 of approximately of $45,000, an increase of approximately $6.8 million. Depreciation and intangible amortization expenses are attributable to our two student housing properties and three senior housing properties that we owned during the six months ended June 30, 2018 and one student housing property we owned during the six months ended June 30, 2017. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets at our properties.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2018 were approximately $0.1 million, as compared to acquisition expenses – affiliates for the six months ended June 30, 2017 of approximately $0.2 million, a decrease of approximately $0.1 million. These acquisition expenses primarily relate to costs related to student housing and senior housing properties which were acquired in the current period or may be acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses – affiliates is also expected to continue to decrease primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired.

Other Acquisition Expenses

Other acquisition expenses for the six months ended June 30, 2018 were approximately $0.3 million, as compared to other acquisition expenses for the six months ended June 30, 2017 of approximately $1.2 million, a decrease of approximately $1.0 million. These other acquisition expenses primarily relate to pursuit costs for student housing and senior housing properties which were acquired in the current period or may be acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses is also expected to continue to decrease primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in certain transaction costs being capitalized into the cost basis of the assets acquired.

Interest Expense

Interest expense for the six months ended June 30, 2018 was approximately $2.3 million, as compared to interest expense for the six months ended June 30, 2017 of approximately $20,000, an increase of approximately $2.3 million. Interest expense relates to debt financings used to acquire our two student housing properties and three senior housing properties that we owned during the six months ended June 30, 2018 compared to one student housing property that we owned during the six months ended June 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt level, as well as from recognizing full period operating results for acquisitions completed during the six months ended June 30, 2018.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2018 was approximately $0.3 million, as compared to interest – debt issuance costs of approximately $15,000. Interest expense – debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity, as well as from recognizing full period operating results for acquisitions completed during the six months ended June 30, 2018.

Liquidity and Capital Resources

Cash Flows

Below is information regarding our cash flows for operating, investing and financing activities for the six months ended June 30, 2018 and 2017, is as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
Net cash flow provided by (used in):
Operating activities	$1,139,515	$160,708	$978,807
Investing activities	(79,483,153)	(57,000,000)	(22,483,153)
Financing activities	76,410,710	56,965,312	19,445,398

Cash flows provided by operating activities for the six months ended June 30, 2018 and 2017 were approximately $1.1 million and $0.2 million, respectively a change of approximately $1.0 million. The improvement in cash provided by operating activities was primarily the result of an improvement in our net loss during the six months ending June 30, 2018, excluding depreciation and amortization.

Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were approximately $79.5 million and $57 million, respectively a change of approximately $22.5 million. The increase in cash used for investing activities is primarily the result of an increase in cash used for the purchase of real estate.

Cash flows provided by financing activities for the six months ended June 30, 2018 and 2017 were approximately $76.4 million and $57.0 million, respectively a change of approximately $19.4 million. The increase in cash used for financing activities is primarily the result of an increase in net debt inflows of approximately $12.1 million and approximately $14.3 million from the net proceeds from the issuance of common stock, offset by a reduction in the issuance of Preferred Units of approximately $5.0 million and increased distributions of approximately $1.9 million

Short-Term Liquidity and Capital Resources

Our Advisor funded and was responsible for our organization and offering costs on our behalf, prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Public Offering, proceeds from secured or unsecured financing from banks or other lenders, issuance of preferred units in our operating partnership, net cash provided by property operations and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

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

On June 11, 2018, our board of directors declared a daily distribution rate for the third quarter of 2018 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on July 1, 2018 and continuing on each day thereafter through and including September 30, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of

Class W shares, after the dealer manager servicing fee is paid, approximately $0.00144 per day will be paid per Class W share.

Currently, we are making distributions to our stockholders using a combination of cash flows from operations and the proceeds from the Public Offering in anticipation of additional future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

During our Public Offering, we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from our Public Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class T shares and Class W shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares and Class W shares will likely be lower than distributions on Class A shares because Class T shares are subject to ongoing stockholder servicing fees and Class W shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
Distributions paid in cash — common stockholders	$1,897,646
Distributions paid in cash — Operating Partnership unitholders	9,337
Distributions reinvested	1,166,710
Total distributions	$3,073,693
Source of distributions
Cash flows provided by operations	$1,139,515	37.1%
Proceeds from our Private Offering	767,468	25.0%
Offering proceeds from distribution reinvestment plan	1,166,710	38.0%
Total sources	$3,073,693	100.0%

We did not commence paying distributions until September 2017. From our inception through June 30, 2018, we paid cumulative distributions of approximately $4.2 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $13.0 million which includes acquisition related expenses of approximately $3.3 million and non-cash depreciation and amortization of approximately $10.6 million.

For the six months ended June 30, 2018, we paid total distributions of approximately $3.1 million, as compared to net loss attributable to our common stockholders of approximately $6.8 million. Net loss attributable to our common stockholders for the six months ended June 30, 2018 includes non-cash depreciation and amortization of approximately $7.2 million, and acquisition related expenses of approximately $0.4 million.

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

We have not been able to and may not be able to pay distributions solely from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in our Public Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of June 30, 2018, our total indebtedness was approximately $117.7 million, which included approximately $99.9 million in fixed rate debt and $17.8 million in variable rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)	$36,022,835	$2,283,768	$9,091,968	$9,646,544	$15,000,555
Debt principal(1)	99,905,000	-	527,944	1,393,911	97,983,145
Total contractual obligations	$135,927,835	$2,283,768	$9,619,912	$11,040,455	$112,983,700

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

Subsequent Events

Please see Note 12 of the Notes to the Consolidated Financial Statements contained elsewhere in this report.

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

As of June 30, 2018, our debt consisted of approximately $118 million, which included approximately $100 million in fixed rate debt and $18 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.2 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2018:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$—	$—	$527,944	$679,120	$714,791	$97,983,145	$99,905,000
Average interest rate	4.52%	4.52%	4.52%	4.52%	4.52%	4.52%	4.52%
Variable rate debt	$—	$17,796,285	—	—	—	$—	$17,796,285
Average interest rate(1)	6.10%	6.10%	—	—	—	—	6.10%

(1)	The average interest rate was calculated based on the rate in effect on June 30, 2018.
ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Registration Statement on Form S-11 (SEC Registration No. 333-220646).

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2018.

We incurred a net loss of approximately $6.8 million for the six months ended June 30, 2018. Our accumulated deficit was approximately $13.0 million as of June 30, 2018. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2018.

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

Until March 15, 2018, we were engaged in our Primary Private Offering of up to $100 million in shares of common stock to accredited investors (as defined in Rule 501 under the Act) pursuant to a confidential private placement memorandum dated January 27, 2017, as amended and supplemented. We terminated our Primary Private Offering on March 15, 2018. We received net offering proceeds of approximately $83.5 million from the sale of approximately 10.7 million shares of common stock in the Primary Private Offering after commissions, fees and expenses. We incurred approximately $6.7 million in sales commissions and dealer manager fees in connection with the Private Offering. Select Capital Corporation was the dealer manager for the Private Offering.

Each of the purchasers of our common stock in the Private Offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuances of our common stock were exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares, was declared effective by the SEC. As of August 8, 2018, we had sold approximately 41,000 shares of Class A Common stock, no million shares of Class T Common stock, and 8,000 shares of Class W Common stock for gross offering proceeds of $0.5 million in our Primary Offering.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). Since inception, we have not received any redemption requests nor have we redeemed any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Supplement No. 1, dated June 20, 2018, to the prospectus dated May 1, 2018, filed on June 20, 2018, Commission File No. 333-220646

10.1

Purchase and Sale Agreement, by and among Courtyard Plaza Limited Partnership, Courtyard Assisted Members, L.L.C. and SSSHT Acquisitions, LLC, dated June 5, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2018, Commission File No. 333-220646

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Six Months Ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: August 14, 2018	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)