Form 10-Q
period 2018-09-30
Strategic Student & Senior Housing Trust, Inc.
filed 2018-11-14
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of November 5, 2018, there were approximately 11 million outstanding shares of Class A common stock, approximately 5,000 outstanding shares of Class T common stock and approximately 32,000 outstanding shares of Class W common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$20,688,000	$8,683,000
Buildings	221,716,391	83,026,000
Site improvements	3,680,000	1,511,000
Furniture, fixtures and equipment	9,567,851	5,038,516
	255,652,242	98,258,516
Accumulated depreciation	(5,189,262)	(1,254,849)
Real estate facilities, net	250,462,980	97,003,667
Cash and cash equivalents	8,400,329	10,371,998
Restricted cash	842,106	—
Other assets	4,241,669	4,006,881
Intangible assets, net	13,445,265	3,743,640
Total assets	$277,392,349	$115,126,186
LIABILITIES AND EQUITY
Debt, net	$202,111,681	$52,299,638
Accounts payable and accrued liabilities	4,778,272	1,556,415
Due to affiliates	2,688,755	246,958
Distributions payable	653,431	463,848
Total liabilities	210,232,139	54,566,859
Commitments and contingencies (Note 9)
Redeemable common stock	2,087,530	303,844
Preferred equity in our Operating Partnership	6,309,097	—
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 10,987,493 and 8,948,551 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,987	8,948
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 26,809 and none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	27	—
Additional paid-in capital	83,545,978	68,799,264
Distributions	(6,247,595)	(1,379,950)
Accumulated deficit	(17,567,759)	(6,233,945)
Total Strategic Student & Senior Housing Trust, Inc. equity	59,741,638	61,194,317
Noncontrolling interests in our Operating Partnership	(978,055)	(938,834)
Total equity	58,763,583	60,255,483
Total liabilities and equity	$277,392,349	$115,126,186

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Leasing and related revenues – student	$1,841,243	$1,324,885	$6,415,533	$1,379,330
Leasing and related revenues – senior	4,149,750	—	8,496,829	—
Total revenues	5,990,993	1,324,885	14,912,362	1,379,330
Operating expenses:
Property operating expenses – student	1,218,285	566,346	3,106,101	580,992
Property operating expenses – senior	2,691,884	—	5,456,860	—
Property operating expenses – affiliates	485,587	47,792	866,256	49,336
General and administrative	490,894	201,556	1,330,307	291,521
Depreciation	1,559,979	433,862	3,934,413	447,896
Intangible amortization expense	1,841,542	885,401	6,311,376	916,560
Acquisition expenses – affiliates	57,538	977,081	148,736	2,225,762
Other property acquisition expenses	34,602	203,598	304,483	380,958
Total operating expenses	8,380,311	3,315,636	21,458,532	4,893,025
Operating loss	(2,389,318)	(1,990,751)	(6,546,170)	(3,513,695)
Other income (expense):
Interest expense	(1,804,072)	(496,608)	(4,110,085)	(516,651)
Interest expense – debt issuance costs	(216,022)	(464,841)	(540,404)	(480,069)
Other	(31,154)	(2,803)	(64,003)	(9,402)
Net loss	(4,440,566)	(2,955,003)	(11,260,662)	(4,519,817)
Less: Distributions to preferred unitholders in our Operating Partnership	(88,874)	(132,044)	(92,543)	(136,282)
Less: Accretion of preferred equity costs	(7,344)	(33,176)	(7,981)	(35,059)
Net loss attributable to the noncontrolling interests in our Operating Partnership	10,410	351,934	27,372	1,137,402
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(4,526,374)	$(2,768,289)	$(11,333,814)	$(3,553,756)
Net loss per Class A share – basic and diluted	$(0.41)	$(1.39)	$(1.08)	$(6.15)
Net loss per Class T share – basic and diluted	$—	$—	$—	$—
Net loss per Class W share – basic and diluted	$(0.41)	$—	$(1.08)	$—
Weighted average Class A shares outstanding – basic and diluted	10,925,932	1,987,757	10,485,885	577,906
Weighted average Class T shares outstanding – basic and diluted	—	—	—	—
Weighted average Class W shares outstanding – basic and diluted	12,003	—	4,045	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non-controlling Interests in our Operating Partnership	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2017	8,948,551	$8,948	—	$—	—	$—	$68,799,264	$(1,379,950)	$(6,233,945)	$61,194,317	$(938,834)	$60,255,483	$—	$303,844
Gross proceeds from issuance of common stock	1,838,472	1,838	—	—	26,809	27	16,989,713	—	—	16,991,578	—	16,991,578	—	—
Offering costs	—	—	—	—	—	—	(2,248,180)	—	—	(2,248,180)	—	(2,248,180)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,783,686)	—	—	(1,783,686)	—	(1,783,686)	—	1,783,686
Distributions	—	—	—	—	—	—	—	(4,867,645)	—	(4,867,645)	—	(4,867,645)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,849)	(11,849)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(92,543)	—
Issuance of shares for distribution reinvestment plan	192,970	193	—	—	—	—	1,783,493	—	—	1,783,686	—	1,783,686	—	—
Issuance of restricted stock	7,500	8	—	—	—	—	—	—	—	8	—	8	—	—
Stock based compensation expense	—	—	—	—	—	—	5,374	—	—	5,374	—	5,374	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(11,333,814)	(11,333,814)	—	(11,333,814)	92,543	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(27,372)	(27,372)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	6,301,116	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	7,981	—
Balance as of September 30, 2018	10,987,493	$10,987	—	$—	26,809	$27	$83,545,978	$(6,247,595)	$(17,567,759)	$59,741,638	$(978,055)	$58,763,583	$6,309,097	$2,087,530

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,260,662)	$(4,519,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,786,193	1,844,525
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(823,490)	(162,091)
Accounts payable and accrued liabilities	2,758,122	839,144
Due to affiliates	534,658	1,374,571
Net cash provided by (used in) operating activities	1,994,821	(623,668)
Cash flows from investing activities:
Purchase of real estate	(170,123,441)	(103,494,500)
Additions to real estate	(303,285)	—
Net cash used in investing activities	(170,426,726)	(103,494,500)
Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	110,105,000	53,000,000
Proceeds from issuance of KeyBank Bridge Loans	51,500,000	39,896,363
Principal payments of KeyBank Bridge Loans	(10,148,136)	(22,296,363)
Debt issuance costs	(2,349,937)	(1,228,799)
Issuance of preferred equity in our Operating Partnership	6,301,116	5,650,000
Gross proceeds from issuance of common stock	16,798,588	40,063,542
Private offering costs	(1,535,689)	(3,576,640)
Public offering costs	(369,831)	—
Distributions paid to common stockholders	(2,989,432)	(47,158)
Distributions paid to preferred unitholders in our Operating Partnership	(9,337)	(136,282)
Issuance of noncontrolling interest in our Operating Partnership	—	199,000
Net cash provided by financing activities	167,302,342	111,523,663
Net change in cash, cash equivalents, and restricted cash	(1,129,563)	7,405,495
Cash, cash equivalents, and restricted cash, beginning of period	10,371,998	2,000
Cash, cash equivalents, and restricted cash, end of period	$9,242,435	$7,407,495
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$3,898,287	$516,651
Debt issuance costs included in due to affiliates	$—	$240,400
Debt issuance costs included in accounts payable and accrued liabilities	$16,095	$59,500
Deposits applied to purchase of real estate	$1,000,000	$—
Acquisition costs included in due to affiliates	$1,980,000	$—
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$588,161	$643,768
Non-cash preferred equity issuance in our Operating Partnership	$63,011	$1,072,055
Distributions payable	$653,431	$190,761
Issuance of shares pursuant to distribution reinvestment plan	$1,783,686	$22,257
Public offering costs previously included in other assets	$722,840	$—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On May 1, 2018, our registration statement on Form S-11 (File No. 333-220646) (the “Registration Statement”) was declared effective by the Securities and Exchange Commission (“SEC”). The Registration Statement registered up to $1.0 billion in shares of common stock for sale to the public (the “Primary Offering”) consisting of three classes of shares — Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) — and up to $95,000,000 in shares of common stock for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering”) at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares.

Concurrently with our Registration Statement being declared effective, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). As a result of filing the Articles of Amendment and the Articles Supplementary, all shares issued in our Private Offering were redesignated as Class A shares and the remaining shares were reclassified such that we now have 315,000,000 shares classified as Class A shares, 315,000,000 shares classified as Class T shares and 70,000,000 shares classified as Class W shares. As of September 30, 2018, we had sold approximately 51,000 Class A shares, no Class T shares, and approximately 27,000 Class W shares for gross offering proceeds of approximately $750,000 in our Public Offering.

While the Company was formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. We intend to invest the net proceeds from our Primary Offering primarily in income-producing student housing and senior housing properties and related real estate investments located in the United States. We may also purchase growth-oriented student housing and senior housing real estate assets. As of September 30, 2018, we owned (i) two student housing properties, (ii) four senior housing properties and (iii) an approximately 2.6% beneficial interest in a Delaware Statutory Trust (DST) that owns another student housing property.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of September 30, 2018, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owed by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See also Note 6 – Preferred Equity in our Operating Partnership.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering of shares of our common stock. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. As of September 30, 2018, our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

We have no employees. Our advisor is SSSHT Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on October 3, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor on January 27, 2017 (our “Private Offering Advisory Agreement”) which, in connection with our Public Offering, we amended and restated on May 1, 2018 and further amended on September 6, 2018 (as amended, our “Advisory Agreement”). The majority of the officers of our Advisor are also officers of us and our Sponsor.

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

The Fayetteville Property and our property in Tallahassee, Florida (the “Tallahassee Property”) are managed by Asset Campus Housing (“ACH”), a third-party student housing property manager. Three of our senior housing properties are managed by MSL Community Management LLC, an affiliate of MBK Senior Living LLC (“MBK”). Our fourth senior housing property is managed by Integral Senior Living, LLC (“ISL”). Please see Note 9 – Commitments and Contingencies for additional detail.

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

September 30, 2018

(Unaudited)

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

As of September 30, 2018, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than one investment of an approximately 2.6% beneficial interest in a DST that owns another student housing property, which is accounted for under the equity method of accounting. Please see Note 8 – Related Party Transactions for additional detail. Other than the aforementioned equity method investment, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

September 30, 2018

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are one year or less. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $16.0 million and approximately $6.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. We do not expect to have intangible assets for the value of tenant relationships.

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs will now be capitalized rather than expensed. During the nine months ended September 30, 2018, we acquired four properties that did not meet the revised definition of a business, and we capitalized approximately $3.4 million of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the nine months ended September 30, 2018, we expensed approximately $0.5 million compared to $2.6 million during the nine months ended September 30, 2017 of acquisition-related transaction costs that did not meet our capitalization criteria. Additionally, during the three months ended September 30, 2018, we expensed approximately $0.1 million compared to $1.2 million during the three months ended September 30, 2017 of acquisition-related transaction costs that did not meet our capitalization criteria.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

Our student housing properties are typically leased by the bed with fixed terms on an individual lease basis, often with parental guarantees. Substantially all of our leases coincide with each university’s particular academic year but generally commence in August and terminate in July. We bill residents on a monthly basis, which is generally due at the beginning of the month. Residents have access to their units along with the properties respective amenities (i.e. study rooms, exercise facilities, common areas, etc.). The units are generally fully equipped (i.e. kitchen facilities, washer/dryer, etc.). We do not provide any food or other similar services.

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

September 30, 2018

(Unaudited)

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases, as applicable. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2018 and December 31, 2017, the gross amounts allocated to in-place leases were approximately $22.3 and $6.2 million and accumulated amortization of in-place lease intangibles totaled approximately $8.9 and $2.5 million, respectively.

The total additional estimated future amortization expense of intangible assets recognized as of September 30, 2018 will be approximately $2.2 million, $8.7 million, and $2.5 million for the years ending December 31, 2018, 2019, and 2020 respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $2.3 million as of September 30, 2018 and approximately $0.7 million as of December 31, 2017.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In connection with our Primary Offering, our Dealer Manager receives a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in our Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares and Class W shares in our Primary Offering (excluding proceeds from sales pursuant to our Distribution Reinvestment Plan, as defined below), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share, and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in our Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan, as defined below), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (excluding proceeds from sales pursuant to our Distribution Reinvestment Plan, as defined below), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding. We will record a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In general, we record amounts that are redeemable under the Share Redemption Program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under the Share Redemption Program will be limited to the number of shares we could repurchase with the amount of the net proceeds from the sale of shares under the Distribution Reinvestment Plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the Distribution Reinvestment Plan are considered to be temporary equity and are presented as redeemable common stock in our consolidated balance sheets. In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common stock is contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the Share Redemption Program, we reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

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

September 30, 2018

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

The table below summarizes our fixed rate debt payable at September 30, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$160,114,000	$161,112,726	$52,444,000	$52,299,638

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income, other than taxable income earned by our TRS, that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

We filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS performs additional services for our residents and generally engages in any real estate or non-real estate related business. We also utilize our TRS in connection with any structuring of our senior housing properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Under the RIDEA structure, the senior housing properties that we own are leased by a property owning entity to a subsidiary of our TRS. That TRS subsidiary then directly engages an “eligible independent contractor” to manage and operate the property. Currently, all of our senior housing properties utilize the RIDEA structure.

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

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the nine months ended September 30, 2018:

Real estate facilities
Balance at December 31, 2017	$98,258,516
Facility acquisitions	157,090,441
Additions - Student	174,564
Additions - Senior	128,721
Balance at September 30, 2018	$255,652,242
Accumulated depreciation
Balance at December 31, 2017	$(1,254,849)
Depreciation expense	(3,934,413)
Balance at September 30, 2018	$(5,189,262)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following table summarizes the purchase price allocations for our acquisitions during the nine months ended September 30, 2018:

Property	Property Type	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2018 Revenue(2)	2018 Property Operating Income(3)
Charleston – UT	Senior	2/23/18	$12,296,180	$994,000	$13,290,180	$1,577,586	$499,614
Cottonwood – UT	Senior	2/23/18	15,353,209	2,020,000	17,373,209	2,123,325	423,340
Wellington – UT	Senior	2/23/18	46,087,489	3,450,000	49,537,489	3,586,614	1,500,635
Courtyard – OR	Senior	8/31/18	83,353,563	9,549,000	92,902,563	1,209,304	616,381
Total			$157,090,441	$16,013,000	$173,103,441	$8,496,829	$3,039,970

(1)	The allocations noted above are based on a determination of the relative fair value of the total cash consideration provided for the property and capitalized acquisition costs.
(2)	The operating results of the properties acquired above have been included in our consolidated statement of operations since their acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

We incurred acquisition fees to our Advisor related to the above properties of approximately $3.2 million for the nine months ended September 30, 2018, which were capitalized into the cost basis of our properties.

Note 4. Pro Forma Consolidated Financial Information

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions were completed as of January 1, 2017. However, for acquisitions of properties that were not operational as of this date, the pro forma information includes these acquisitions as of the date that formal operations began. As none of the Company’s acquisitions that were completed during the nine months ended September 30, 2018 met the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what our actual consolidated results of operations would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Pro forma revenue	$14,912,362	$4,222,482
Pro forma operating expenses	(19,289,332)	(6,674,316)
Pro forma net loss attributable to common stockholders	$(9,169,887)	$(4,584,219)

The pro forma consolidated financial information for the nine months ended September 30, 2018 and 2017 were adjusted to exclude none and approximately $2.6 million, respectively, for acquisition related expenses.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 5. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	September 30, 2018	December 31, 2017	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Utah Freddie Mac mortgage loans (2)	46,905,000	—	5.06%	2/23/2028
Portland Freddie Mac mortgage loan (3)	63,200,000	—	4.86%	9/1/2028
Utah Bridge Loan (4)	14,351,864	—	6.22%	2/23/2019
Portland Initial Bridge Loan (5)	27,000,000	—	6.25%	8/31/2019
Debt issuance costs, net	(2,345,183)	(700,362)
Total debt	$202,111,681	$52,299,638

(1) Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.

(2) Represents the aggregate of three separate mortgage loans for three properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3) Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.

(4) Variable rate debt with interest only payments due monthly. The variable rate reflected in the table was the rate in effect as of September 30, 2018. The loan may be extended six months from the maturity date upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of such extension and certain other terms are met, such as there has not been an event of default.

(5) Variable rate debt with interest only payments due monthly. The variable rate reflected in the table was the rate in effect as of September 30, 2018. The loan may be extended eight months from the maturity date upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of such extension and certain other terms are met, such as there has not been an event of default.

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

September 30, 2018

(Unaudited)

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. During the term of the Freddie Mac Utah Loans, we are required to maintain a net worth equal to or greater than $15 million and an initial liquidity requirement equal to or greater than $4.8 million. Once the Utah Bridge Loan (defined below) is paid in full, the liquidity requirement will be reduced to $3 million.

Freddie Mac Portland Loan

On August 31, 2018, we, through a property-owning special purpose entity (the “Freddie Mac Portland Borrower”) wholly owned by our Operating Partnership, entered into a mortgage loan of $63.2 million (the “Freddie Mac Portland Loan”) with KeyBank as a Freddie Mac Lender for the purpose of funding a portion of the purchase price of the senior housing property (the “Portland Property”) we acquired.

The Freddie Mac Portland Loan has a term of 10 years, with the first four years being interest only and a 30-year amortization schedule thereafter, and bears interest at a fixed rate of 4.86%. The Freddie Mac Portland Loan contains a

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

number of customary representations, warranties, borrowing conditions, events of default, affirmative, negative and financial covenants, reserve requirements and other agreements, such as restrictions on our ability to prepay or defease the loans.

The Freddie Mac Portland Borrower maintains separate books and records and its separate assets and credit (including the Portland Property) is not available to pay our other debts.

The Freddie Mac Portland Loan is secured under a multifamily deed of trust, assignment of rents and security agreement from the Freddie Mac Portland Borrower in favor of the Freddie Mac Lender, granting a first priority mortgage in favor of the Freddie Mac Lender.

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Portland Loan. During the term of the Freddie Mac Portland Loan, we are required to maintain a net worth equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. Once the Portland Bridge Loans are paid in full and the Memory Care Expansion (each defined further below) is complete, the liquidity requirement will be reduced to $4.8 million. We are able to reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of our properties, up to a maximum reduction of $1.5 million.

KeyBank Bridge Loans

Beginning with our acquisition of the Fayetteville Property, we have entered into various loans with KeyBank National Association (“KeyBank”) in order to close on our acquisitions. Such loans are in addition to the particular mortgage loan used to acquire the property, and such loans are generally with us, through our Operating Partnership, along with our CEO and an entity controlled by him (the “KeyBank Bridge Borrowers”). See below for a description of the various loans with KeyBank (the “KeyBank Bridge Loans”).

Fayetteville Bridge Loan

On June 28, 2017, the KeyBank Bridge Borrowers, entered into a bridge loan with KeyBank in an amount of approximately $22.3 million (the “Fayetteville Bridge Loan”) for the purpose of funding a portion of the purchase price for the Fayetteville Property. The Fayetteville Bridge Loan had a variable interest rate, which was based on 1-month Libor plus 400 basis points, resulting in an initial interest rate of approximately 5.23%. On September 5, 2017, we paid off the Fayetteville Bridge Loan with proceeds from our Private Offering.

Tallahassee Bridge Loan

On September 28, 2017, the KeyBank Bridge Borrowers and KeyBank entered into an amended and restated credit agreement (the “Tallahassee Bridge Loan”) in which the KeyBank Bridge Borrowers borrowed $17.6 million for the purpose of funding a portion of the purchase price for the Tallahassee Property. The Tallahassee Bridge Loan had a variable interest rate, which was based on 1-month Libor plus 400 basis points, resulting in an initial interest rate of approximately 5.24%. On November 15, 2017, we paid off the Tallahassee Bridge Loan with proceeds from our Private Offering.

Utah Bridge Loan

On February 23, 2018, the KeyBank Bridge Borrowers and KeyBank entered into a second amended and restated credit agreement (the “Utah Bridge Loan”) in which the KeyBank Bridge Borrowers borrowed $24.5 million for the purpose of funding a portion of the aggregate purchase price for the Salt Lake Properties. As of September 30, 2018, this loan had an outstanding balance of approximately $14.4 million. We have guaranteed full repayment of the Utah Bridge Loan.

The Utah Bridge Loan matures on February 23, 2019, which may be extended to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of such extension and certain other terms are met, such as there has not been an event of default. The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 6.22% as of September 30, 2018. The Utah Bridge Loan was initially secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Salt Lake Properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Public Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

our Sponsor (the “Utah Collateral”). In connection with the amendment to the Utah Bridge Loan, the Utah Collateral was amended to add additional collateral, as described below under the heading “Portland Bridge Loans.” The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding, such as acquisition fees incurred in connection with the acquisition of the Salt Lake Properties. KeyBank consented to us paying $1.2 million of such fees, and we made such payment as of March 31, 2018. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan.

Portland Bridge Loans

Concurrent with our entry into the Freddie Mac Portland Loan, the KeyBank Bridge Borrowers and KeyBank entered into a first credit agreement supplement and amendment (the “Portland Bridge Loans”) to the Utah Bridge Loan in order to add additional tranches. Accordingly, each of the Portland Bridge Loans and the Utah Bridge Loan are separate loans with separate maturity dates, but they are secured by the same pool of collateral and subject to the same general restrictions, each as described above under the heading “Utah Bridge Loan” and immediately below.

Pursuant to the terms of the Portland Bridge Loans, the Utah Bridge Loan was amended to add two additional tranches: (i) an initial loan of $27 million (the “Portland Initial Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Portland Delayed Draw Commitment”). The KeyBank Bridge Borrowers utilized the Portland Initial Loan for the purpose of funding a portion of the purchase price for the Portland Property. We intend to use the Portland Delayed Draw Commitment primarily to fund the costs and expenses associated with the Memory Care Expansion. The Portland Property contains developable land which is being developed for an additional 23 units of memory care (the “Memory Care Expansion”).

The Portland Bridge Loans mature on August 31, 2019, which may be extended to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the Portland Bridge Loans at the time of such extension and certain other customary terms and conditions are met. The Portland Bridge Loans bear the same interest rate as the Utah Bridge Loan, which was at a variable rate of approximately 6.25% as of September 30, 2018. With respect to the Portland Delayed Draw Commitment, we are required to pay, on a quarterly basis, an unused commitment fee equal to 0.35% per annum of the average daily unused amount of the Portland Delayed Draw Commitment. As of September 30, 2018, we had no outstanding borrowings under the Portland Delayed Draw Commitment.

Pursuant to the Portland Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Portland Property. The KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our public offering, to the repayment of the Portland Bridge Loans. Unless KeyBank otherwise consents, until the Portland Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Portland Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor and Sponsor with respect to the Portland Property. The Portland Bridge Loans impose certain covenant requirements on us and the other parties to the Portland Bridge Loans, which, if breached, could result in an event of default under the Portland Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Portland Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Portland Bridge Loans.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of September 30, 2018:

2018	$—
2019	41,351,864
2020	527,944
2021	679,120
2022	1,011,295
2023 and thereafter	160,886,641
Total payments	204,456,864
Non-revolving debt issuance costs, net	(2,345,183)
Total	$202,111,681

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

September 30, 2018

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

On December 5, 2017, we completed the redemption of the Preferred Units then outstanding with net proceeds from our Private Offering.

Between June and August of 2018, the Preferred Investor invested approximately $6.3 million in our Operating Partnership, of which approximately $3.4 million was used in the closing of our Portland Property, and approximately $2.9 million was used to further pay down the Utah Bridge Loan. For these investments, the Preferred Investor received approximately 252,000 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 2,520 Preferred Units, or 1.0% of the amount of the Investment.

In October 2018, the Preferred Investor invested approximately $0.8 million in our Operating Partnership, which was used to make an investment in Power 5 Conference Student Housing, see Note 8, Related Party Transactions, for additional information. Also in October 2018, the Preferred Investor invested an additional $3.0 million in our Operating Partnership, such amount was used to primarily pay down Utah Bridge Loan. For these investments, the Preferred Investor received approximately 150,550 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 1,505 Preferred Units, or 1.0% of the amount of the Investment.

As of September 30 and October 31, 2018 approximately $6.4 million and $10.2 million, respectively, of Preferred Units were outstanding.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following table summarizes information for the reportable segments for the nine months ended September 30, 2018:

	Student Housing	Senior Housing	Corporate and Other	Total
Leasing and leasing related revenues	$6,415,533	$7,319,345	—	$13,734,878
Other revenues	—	1,177,484	—	1,177,484
Property operating expenses	(3,106,101)	(5,456,860)	—	(8,562,961)
Net operating income	3,309,432	3,039,969	-	6,349,401
Property operating expenses - affiliates	441,782	424,474	—	866,256
General and administrative	—	—	1,330,307	1,330,307
Depreciation	2,432,839	1,497,267	4,307	3,934,413
Intangible amortization expense	3,743,640	2,567,736	—	6,311,376
Acquisition expenses – affiliates	—	148,736	—	148,736
Other property acquisition expenses	—	304,483	—	304,483
Interest expense	1,606,050	2,504,035	—	4,110,085
Interest expense – debt issuance costs	51,094	489,310	—	540,404
Other	—	64,699	(696)	64,003
Net loss	$(4,965,973)	$(4,960,771)	$(1,333,918)	$(11,260,662)

The following table summarizes our total assets by segment:

Segments	September 30, 2018
Student housing	$96,670,106
Senior housing	172,221,432
Corporate and Other	8,500,811
Total assets	$277,392,349

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

September 30, 2018

(Unaudited)

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

The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees, are in excess of 15% of gross proceeds from the Primary Offering. Our Advisor was due acquisition fees pursuant to the Private Offering Advisory Agreement equal to 2% of the contract purchase price of each property we acquired while such agreement was in effect. Prior to the amendment of the Advisory Agreement on September 6, 2018 (the “AA Amendment”), our Advisor received acquisition fees equal to 1.75% of the contract purchase price of each property we acquired. However, as a result of the AA Amendment, we will no longer incur acquisition fees. Our Advisor received reimbursement of any acquisition expenses our Advisor incurred pursuant to the Private Offering Advisory Agreement, which continues under the Advisory Agreement. Our Advisor was entitled to receive a monthly asset management fee equal to 0.05417% (which is one twelfth of 0.65%) of our aggregate asset value, pursuant to the Private Offering Advisory Agreement. Pursuant to the Advisory Agreement, our Advisor, effective May 1, 2018, is also entitled to receive a monthly asset management fee. This fee was initially equal to 0.05208% (which is one twelfth of 0.625%) of our average invested assets, as defined by the Advisory Agreement, but the AA Amendment later increased this fee to 0.66667% (which is one twelfth of 0.8%) of our average invested assets. Pursuant to the Private Offering Advisory Agreement, our Advisor was due a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor will not receive financing fees pursuant to the Advisory Agreement.

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

September 30, 2018

(Unaudited)

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

September 30, 2018

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the nine months ended September 30, 2018, as well as any related amounts payable as of December 31, 2017 and September 30, 2018:

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

	Year Ended December 31, 2017			Nine Months Ended September 30, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$394,654	$271,229	$123,425	$498,830	$550,938	$71,317
Transfer Agent expenses	—	—	—	85,194	58,000	27,194
Asset management fees(1)	135,163	93,492	41,671	736,736	262,347	516,060
Property management oversight fees	—	—	—	129,520	44,336	85,184
Acquisition expenses	2,310,020	2,310,020	—	148,736	148,736	—
Capitalized
Debt issuance costs	499,382	465,500	33,882	357,025	390,907	—
Acquisition expenses	—	—	—	3,180,000	1,200,000	1,980,000
Additional Paid-in Capital
Selling commissions	3,947,269	3,915,109	32,160	839,011	865,171	6,000
Dealer Manager fees	1,490,524	1,474,704	15,820	477,481	490,301	3,000
Offering costs	508,350	508,350	—	331,637	331,637	—
Total	$9,285,362	$9,038,404	$246,958	$6,784,170	$4,342,373	$2,688,755

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

Please see Note 5 – Debt and Note 6 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Investment in Reno Student Housing, DST

On October 20, 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.03 million for an approximately 2.6% beneficial interest. Reno Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing owns a student housing property located in Reno, Nevada (the “Reno Property”). We have determined that Reno Student Housing is a VIE of which we are not the primary beneficiary, as we do not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Reno Student Housing is accounted for under the equity method of accounting.

Investment in Power 5 Conference Student Housing I, DST

In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owns two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina. We have determined that Power 5 Conference Student Housing is a VIE of which we are not the primary beneficiary, as we do not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Power 5 Conference Student Housing is accounted for under the equity method of accounting.

Note 9. Commitments and Contingencies

Property Management

The Fayetteville Property and the Tallahassee Property are managed by Asset Campus Housing, a third-party student housing manager. Pursuant to our property management agreements with ACH, we pay a monthly management fee, plus

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

Our senior housing properties are managed by third-party senior living operators. Pursuant to the respective property management agreements we pay a monthly management fee plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances we may pay a construction management fee for certain construction management services. Additionally, such operators may be entitled to a performance based incentive fee, based on the performance of the property. The property management agreements have an original term of three to five years and automatically renew for successive one year periods thereafter, unless we or the operator provide prior written notice at least 180 days prior to the expiration of the term. The agreements are also subject to customary termination provisions including a termination fee if the agreement is terminated in certain circumstances.

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

Share Redemption Programs

In connection with the Private Offering, the “Private Offering Share Redemption Program” enabled stockholders to sell their shares to us in limited circumstances. In connection with the Public Offering, we amended the Private Offering Share Redemption Program, such amended program now being referred to as the Share Redemption Program. Stockholders generally have to hold shares for one year before submitting a redemption request; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. The number of shares eligible to be redeemed pursuant to the Share Redemption Program is limited as follows: 1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year; and 2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of shares under our Distribution Reinvestment Plan.

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

September 30, 2018

(Unaudited)

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

For the nine months ended September 30, 2018 and year ended December 31, 2017, we did not receive any requests for redemption.

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

Note 10. Declaration of Distributions

On September 26, 2018, our board of directors declared a daily distribution rate for the fourth quarter of 2018 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on October 1, 2018 and continuing on each

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

day thereafter through and including December 31, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class W share.

Note 11. Subsequent Events

Public Offering Status

As of November 5, 2018, we had sold approximately 0.1 million shares of Class A Common stock, approximately 5,000 shares of Class T Common stock, and approximately 32,000 shares of Class W Common stock for gross offering proceeds of $1.2 million in our Primary Offering.

Memory Care Expansion

On October 9, 2018, we received approval from the lender under the Freddie Mac Portland Loan to commence construction on the Memory Care Expansion at the Portland Property. In connection with this approval: (i) we drew approximately $2.5 million under the Portland Delayed Draw Commitment in order to fund certain construction reserves required by our lender and (ii) we executed a guaranty of completion which provides such lender with an absolute, unconditional and irrevocable guaranty by us for the completion of the construction.

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

Overview

Strategic Student & Senior Housing Trust, Inc. was formed on October 4, 2016 and commenced formal operations on June 28, 2017, as discussed below. We were formed under the MGCL for the purpose of engaging in the business of investing in student housing and senior housing properties and related real estate investments. We elected to be treated as a REIT under the Internal Revenue Code for federal income tax purposes beginning with our taxable year ended December 31, 2017.

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

On May 1, 2018, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering,” and collectively with the Private Offering, the “Offerings”), consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares). As of September 30, 2018, we had sold approximately 51,000 Class A shares, no Class T shares, and approximately 27,000 Class W shares for gross offering proceeds of approximately $750,000 in our Public Offering.

As of September 30, 2018, we owned two student housing properties, four senior housing properties, and an approximately 2.6% beneficial interest in a DST that owns another student housing property.

Student Housing

As of September 30, 2018, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$675	198	592	75.2%
Tallahassee	September 28, 2017	August 2017	Florida State University	785	125	434	92.9%
Total				$724	323	1,026	82.7%

(1)	Calculated based on our base rental revenue earned during the nine months ended September 30, 2018 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of September 30, 2018.

Senior Housing

On February 23, 2018, we purchased our first three senior housing properties, which are located near Salt Lake City, Utah and are known as The Wellington, Cottonwood Creek and The Charleston (collectively, the “Salt Lake Properties”). On August 31, 2018, we purchased an additional senior housing property (the “Portland Property”) located in Portland, Oregon. As of September 30, 2018, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
The Wellington	February 23, 2018	1999	Millcreek, Utah	$4,716	119	89.1%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,633	112	69.6%
The Charleston at Cedar Hills	February 23, 2018	2005	Cedar Hills, Utah	3,789	64	87.5%
Courtyard at Mt. Tabor	August 31, 2018	1992-2009	Portland, Oregon	4,266	286	96.8%
Total				$4,156	581	88.9%

(1)

Calculated based on our revenue earned during the nine months ended September 30, 2018 divided by average occupied units over the same period. Each property is included in the respective calculations starting with its first full month of operations after we acquire the property, as appropriate.

(2)	Represents occupied units divided by total rentable units as of September 30, 2018.

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

REIT Qualification

We made an election to be taxed as a REIT, under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2017. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

As of September 30, 2018, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to successfully acquire additional student housing and senior housing properties, retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

On June 28, 2017, we purchased the Fayetteville Property and commenced formal operations. On September 28, 2017, we purchased our second property, the Tallahassee Property. On February 23, 2018, we purchased our first three senior housing properties, the Salt Lake Properties. On August 31, 2018, we purchased our fourth senior housing property, the Portland Property. Operating results in future periods will depend on the results of operations of these properties and additional student housing and senior housing properties that we acquire.

As we did not acquire our first property and commence formal operations until June 2017, we believe there is little basis for comparison between the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017. We expect revenues and expenses to increase in future periods as we acquire additional properties, as well as from recognizing full period operating results for the three senior housing properties acquired on February 23, 2018 and the fourth senior housing property acquired on August 31, 2018.

Our results of operations for the three and nine months ended September 30, 2018 are not indicative of those expected in future periods as we expect that revenue, operating expenses, depreciation expense, amortization expense, acquisition expense and interest expense will each increase in future periods as a result of recognizing a full period of operating results for acquisitions completed during the three and nine months ended September 30, 2018 and anticipated future acquisitions.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Leasing and Related Revenues – Student

Leasing and related revenues – student for the three months ended September 30, 2018 were approximately $1.8 million, as compared to approximately $1.3 million for the three months ended September 30, 2017, an increase of approximately $0.5 million. The increase is primarily attributable to a full quarter of operations for our two student housing properties, compared to a partial quarter of activity for one student housing property acquired in the third quarter of 2017. We expect such revenues primarily to increase in future periods commensurate with our future student housing acquisition activity.

Leasing and Related Revenues – Senior

Leasing and related revenues – senior for the three months ended September 30, 2018 were approximately $4.1 million, as compared to none for the three months ended September 30, 2017. The revenues are attributable to our three senior housing properties acquired in the first quarter of 2018 and one in the third quarter of 2018. We expect such revenues primarily to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses – Student

Property operating expenses – student for the three months ended September 30, 2018 were approximately $1.2 million, as compared to $0.6 million for the three months ended September 30, 2017, an increase of approximately $0.6 million. The increase is primarily attributable to a full quarter of operations for our two student housing properties, compared to a partial quarter of activity for one student housing property acquired in the third quarter of 2017. Such property operating expenses includes the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, and marketing. We expect such property operating expenses primarily to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses—Senior

Property operating expenses – senior for the three months ended September 30, 2018 were approximately $2.7 million, as compared to none for the three months ended September 30, 2017. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance and marketing. These property operating expenses are attributable to our three senior housing properties acquired in the first quarter of 2018 and our fourth senior housing property acquired on August 31, 2018. We expect such property operating expenses primarily to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2018 were approximately $486,000, as compared to approximately $48,000 for the three months ended September 30, 2017, an increase of approximately $438,000. Property operating expenses – affiliates consists of asset management and property management oversight fees due to our advisor. Property operating expenses – affiliates are attributable to our two student housing properties, three senior housing properties that we owned during the entire third quarter of 2018 and one senior housing property that we owned for part of the third quarter. For the third quarter of 2017, the expenses were attributable to one student housing property we owned for the entire third quarter of 2017 and another we owned for part of the third quarter of 2017. The increase is primarily attributable to a full period of operations during 2018 for our 2017 acquisitions and increases due to the properties acquired during 2018.  To a lesser extent, property operating expenses - affiliates also increased effective May 1, 2018, as prior thereto the Advisor had waived one half of the asset management fees. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were approximately $0.5 million, as compared to approximately $0.2 million for the three months ended September 30, 2017, an increase of approximately $0.3 million. The increase was primarily due to our increased operating activity in the third quarter of 2018 as compared to the third quarter of 2017. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, an allocation of a portion of payroll related costs attributable to our advisor and its affiliates and accounting expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended September 30, 2018 were approximately $3.4 million, as compared to depreciation and intangible amortization expenses for the three months ended September 30, 2017 of approximately of $1.3 million, an increase of approximately $2.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets at our properties. The increase is primarily attributable to a full period of operations during 2018 for our 2017 acquisitions and due to the properties acquired during 2018.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2018 were approximately $58,000, as compared to acquisition expenses – affiliates for the three months ended September 30, 2017 of approximately $1.0 million, a decrease of approximately $0.9 million. These acquisition expenses primarily relate to costs related to student housing and senior housing properties which were acquired in the current period or may be acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses – affiliates is also expected to continue to decrease primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired.

Other Acquisition Expenses

Other acquisition expenses for the three months ended September 30, 2018 were approximately $35,000, as compared to other acquisition expenses for the three months ended September 30, 2017 of approximately $0.2 million, a decrease of approximately $0.2 million. These other acquisition expenses primarily relate to pursuit costs for student housing and senior housing properties which were acquired in the current period or may be acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses decreased primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in certain transaction costs being capitalized into the cost basis of the assets acquired.

Interest Expense

Interest expense for the three months ended September 30, 2018 was approximately $1.8 million, as compared to interest expense for the three months ended September 30, 2017 of approximately $0.5 million, an increase of approximately $1.3 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the third quarter of 2018 compared to one student housing property that we owned the entire third quarter of 2017 and another we owned for part of the third quarter of 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2018 was approximately $0.2 million, as compared to approximately $0.5 million for the three months ended September 30, 2017. Interest expense – debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense – debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Leasing and Related Revenues – Student

Leasing and related revenues – student for the nine months ended September 30, 2018 were approximately $6.4 million, as compared approximately $1.4 million for the nine months ended September 30, 2017, an increase of approximately $5.0 million. The increase is primarily attributable to a full nine months of operations for our two student housing properties, compared to a partial period of activity for one student housing property acquired in the second quarter of 2017 and another partial period of activity for our other student housing property acquired in the third quarter of 2017. We expect such revenues primarily to increase in future periods commensurate with our future student housing acquisition activity.

Leasing and Related Revenues – Senior

Leasing and related revenues – senior for the nine months ended September 30, 2018 were approximately $8.5 million, as compared to none for the nine months ended September 30, 2017. The revenues are attributable to our three senior housing properties acquired in the first quarter of 2018 and our fourth senior housing property acquired in the third quarter of 2018. We expect such revenues primarily to increase in future periods commensurate with our future senior housing acquisition activity, as well as from recognizing a full period of results for our senior housing acquisitions completed during the nine months ended September 30, 2018.

Property Operating Expenses – Student

Property operating expenses – student for the nine months ended September 30, 2018 were approximately $3.1 million, as compared to approximately $0.6 million for the nine months ended September 30, 2017, an increase of approximately $2.5 million. The increase is primarily attributable to a full nine months of operations for our two student housing properties, compared to partial period of activity for one student housing property acquired in the second quarter of 2017 and another acquired in the third quarter of 2017. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, and marketing. We expect such property operating expenses primarily to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses—Senior

Property operating expenses – senior for the nine months ended September 30, 2018 were approximately $5.5 million, as compared to none for the nine months ended September 30, 2017. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance and marketing. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity, as well as from recognizing full period operating results for acquisitions completed during the nine months ended September 30, 2018.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2018 were approximately $0.9 million, as compared to approximately $49,000 for the nine months ended September 30, 2017, an increase of approximately $0.8 million. Property operating expenses – affiliates consists of asset management and property management oversight fees due to our advisor. The property operating expenses – affiliates are attributable to our two student housing properties and four senior housing properties that we owned during the nine months ended September 30, 2018 and two student housing properties we owned for partial periods during the nine months ended September 30, 2017. The increase is primarily attributable to a full period of operations during 2018 for our 2017 acquisitions and increases due to the properties acquired during 2018.  To a lesser extent, property operating expenses - affiliates also increased effective May 1, 2018, as prior thereto the Advisor had waived one half of the asset management fees. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity, as well as from recognizing full period operating results for acquisitions completed during the nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were approximately $1.3 million, as compared to approximately $0.3 million for the nine months ended September 30, 2017, an increase of approximately $1.0 million. The increase was primarily due to our increased operating activity in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, an allocation of a portion of payroll related costs attributable to our advisor and its affiliates and accounting expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the nine months ended September 30, 2018 were approximately $10.2 million, as compared to depreciation and intangible amortization expenses for the nine months ended September 30, 2017 of approximately of $1.4 million, an increase of approximately $8.8 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets at our properties. The increase is primarily attributable to a full period of operations during 2018 for our 2017 acquisitions and due to the properties acquired during 2018.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2018 were approximately $0.1 million, as compared to acquisition expenses – affiliates for the nine months ended September 30, 2017 of approximately $2.2 million, a decrease of approximately $2.1 million. These acquisition expenses primarily relate to costs related to student housing and senior housing properties which were acquired in the respective period or may be acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses – affiliates decreased primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired.

Other Acquisition Expenses

Other acquisition expenses for the nine months ended September 30, 2018 were approximately $0.3 million, as compared to other acquisition expenses for the nine months ended September 30, 2017 of approximately $0.4 million, a decrease of approximately $0.1 million. These other acquisition expenses primarily relate to pursuit costs for student housing and senior housing properties which were acquired in the respective period or may be acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses is also expected to continue to decrease primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in certain transaction costs being capitalized into the cost basis of the assets acquired.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was approximately $4.1 million, as compared to interest expense for the nine months ended September 30, 2017 of approximately $0.5 million, an increase of approximately $3.6 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the nine months ended September 30, 2018 compared to two student housing properties that we owned during the nine months ended September 30, 2017. We expect interest expense to increase in future periods commensurate with our future debt level, as well as from recognizing full period operating results for acquisitions completed during the nine months ended September 30, 2018.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2018 was approximately $0.5 million, as compared to interest – debt issuance costs of approximately $0.5 million. Interest expense – debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense – debt issuance costs to fluctuate commensurate with our future financing activity, as well as from recognizing full period operating results for debt related to acquisitions completed during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Cash Flows

Below is information regarding our cash flows for operating, investing and financing activities for the nine months ended September 30, 2018 and 2017, is as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
Net cash flow provided by (used in):
Operating activities	$1,994,821	$(623,668)	$2,618,489
Investing activities	(170,426,726)	(103,494,500)	(66,932,226)
Financing activities	167,302,342	111,523,663	55,778,679

Cash flows provided by and used in operating activities for the nine months ended September 30, 2018 and 2017 were approximately $2.0 million and $0.6 million, respectively a change of approximately $2.6 million. The improvement in cash provided by operating activities was primarily the result of an improvement in our net loss during the nine months ending September 30, 2018, excluding depreciation and amortization of approximately $2.2 million and improvements in working capital of approximately $0.4 million.

Cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were approximately $170.4 million and $103.5 million, respectively, a change of approximately $66.9 million. The increase in cash used for investing activities is primarily the result of an increase in cash used for the purchase of real estate.

Cash flows provided by financing activities for the nine months ended September 30, 2018 and 2017 were approximately $167.3 million and $111.5 million, respectively, a change of approximately $55.8 million. The increase in cash provided by financing activities is primarily the result of an increase in net debt inflows of approximately $79.7 million, net of a reduction in proceeds of approximately $21.6 million from the issuance of common stock and increased cash distributions of approximately $3.0 million.

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

Distribution Policy

On September 26, 2018, our board of directors declared a daily distribution rate for the fourth quarter of 2018 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on October 1, 2018 and continuing on each day thereafter through and including December 31, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.0014241 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.0015693 per day will be paid per Class W share.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class T shares and Class W shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares and Class W shares will likely be lower than distributions on Class A shares because Class T shares are subject to ongoing stockholder servicing fees and Class W shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
Distributions paid in cash — common stockholders	$2,989,432
Distributions paid in cash — Operating Partnership unitholders	9,337
Distributions reinvested	1,783,686
Total distributions	$4,782,455
Source of distributions
Cash flows provided by operations	$1,994,821	41.7%
Proceeds from our offerings	1,003,948	21.0%
Offering proceeds from distribution reinvestment plan	1,783,686	37.3%
Total sources	$4,782,455	100.0%

We did not commence paying distributions until September 2017. From our inception through September 30, 2018, we paid cumulative distributions of approximately $5.9 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $17.6 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $14.0 million.

For the nine months ended September 30, 2018, we paid total distributions of approximately $4.8 million, as compared to net loss attributable to our common stockholders of approximately $11.3 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2018 includes non-cash depreciation and amortization of approximately $10.2 million, and acquisition related expenses of approximately $0.5 million.

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

Indebtedness

As of September 30, 2018, our total indebtedness was approximately $204.5 million, which included approximately $163.1 million in fixed rate debt and $41.4 million in variable rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)	$64,257,850	$1,926,828	$15,328,860	$15,199,833	$31,802,329
Debt principal(1)	163,105,000	—	527,944	1,690,415	160,886,641
Total contractual obligations	$227,362,850	$1,926,828	$15,856,804	$16,890,248	$192,688,970

(1)

Amounts do not include any balances related to the KeyBank Bridge Loans, as these are neither long-term debt obligations nor long-term liabilities. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

As of September 30, 2018, our debt consisted of approximately $204 million, which included approximately $163 million in fixed rate debt and $41 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2018:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$—	$—	$527,944	$679,120	$1,011,295	$160,886,641	$163,105,000
Average interest rate	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%
Variable rate debt	$—	$41,351,864	—	—	—	$—	$41,351,864
Average interest rate(1)	6.25%	6.25%	—	—	—	—	6.25%

(1)	The average interest rate was calculated based on the rate in effect on September 30, 2018.
ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Registration Statement on Form S-11 (SEC Registration No. 333-220646).

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2018.

We incurred a net loss of approximately $11.3 million for the nine months ended September 30, 2018. Our accumulated deficit was approximately $17.6 million as of September 30, 2018. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2018.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our offerings (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders ’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. From the commencement of paying cash distributions in September 2017, through the year ended December 31, 2017, we funded 100% of our distributions using proceeds from our Private Offering. For the nine months ended September 30, 2018, the payment of cash distributions was paid 66.5% from cash flows from operations, and 33.5% from proceeds of our Offerings. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Public Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares, was declared effective by the SEC. As of November 5, 2018, we had sold approximately 0.1 million shares of Class A Common stock, 5,000 shares of Class T Common stock, and 32,000 shares of Class W Common stock for gross offering proceeds of approximately $1.2 million in our Primary Offering.

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Supplement No. 4, dated October 23, 2018, to the prospectus dated May 1, 2018, filed on October 23, 2018, Commission File No. 333-220646

10.1

Multifamily Loan and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.2

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.3

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.4

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $63,200,000, by SSSHT PropCo SE Division Street, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.4 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.5

First Credit Agreement Supplement and Amendment, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated August 31, 2018, incorporated by reference to Exhibit 10.5 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.6

Amended and Restated Promissory Note, in the principal amount of $56,500,000, by SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.6 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.7

Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC, and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.7 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.8	Amendment No. 1 to the Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.8 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.9

Guaranty of Completion, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association and any subsequent holder of the Note, effective as of August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 12, 2018, Commission File No. 333-220646

Exhibit No.	Description

10.10*	Amendment No. 1 to the First Amended and Restated Limited Partnership Agreement of SSSHT Operating Partnership, L.P.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Nine Months Ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: November 14, 2018	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)