Form 10-K
period 2018-12-31
Strategic Student & Senior Housing Trust, Inc.
filed 2019-04-01
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(877) 327-3485

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.33 offering price of the Class A shares, the $10.00 offering price of the Class T shares and the $9.40 offering price of Class W shares in effect on June 30, 2018, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $112 million.

As of March 19, 2019, there were approximately 11.1 million outstanding shares of Class A common stock, approximately 47,000 outstanding shares of Class T common stock and approximately 67,000 outstanding shares of Class W common stock of the registrant.

Documents Incorporated by Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Strategic Student & Senior Housing Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and our quarterly reports on Form 10-Q, copies of which may be obtained from our website at www.strategicreit.com.

PART I

ITEM 1.	BUSINESS

Overview

Strategic Student & Senior Housing Trust, Inc., a Maryland corporation, was formed on October 4, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in student housing and senior housing real estate investments. The Company’s year-end is December 31. As used in these consolidated financial statements, “we,” “us,” “our,” and “Company” refer to Strategic Student & Senior Housing Trust, Inc. and each of our subsidiaries.

On October 4, 2016, our Advisor, as defined below, acquired 111.11 shares of our common stock for $1,000 and became our initial stockholder. On January 27, 2017, pursuant to a confidential private placement memorandum (the “private placement memorandum”), we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (collectively, the “Private Offering” and together with the Public Offering, the “Offerings”). The Private Offering required a minimum offering amount of $1,000,000. On August 4, 2017, we met such minimum offering requirement. Our Primary Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $93 million from the issuance of approximately 10.8 million shares pursuant to the Private Offering.

On May 1, 2018, our registration statement on Form S-11 (File No. 333-220646) (the “Registration Statement”) was declared effective by the Securities and Exchange Commission (“SEC”). The Registration Statement registered up to $1.0 billion in shares of common stock for sale to the public (the “Primary Offering”) consisting of three classes of shares - Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) - and up to $95,000,000 in shares of common stock for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering”) at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares.

Concurrently with our Registration Statement being declared effective, we filed articles of amendment to our charter (the “Articles of Amendment”) and articles supplementary to our charter (the “Articles Supplementary”). As a result of filing the Articles of Amendment and the Articles Supplementary, all shares issued in our Private Offering were redesignated as Class A shares and the remaining shares were reclassified such that we now have 315,000,000 shares classified as Class A shares, 315,000,000 shares classified as Class T shares and 70,000,000 shares classified as Class W shares. As of December 31, 2018, we had sold approximately 126,000 Class A shares, approximately 36,000 Class T shares, and approximately 44,000 Class W shares for gross offering proceeds of approximately $2.0 million in our Primary Public Offering.

While we were formed in October 2016, no formal operations commenced until our first property acquisition, which occurred on June 28, 2017, with our property in Fayetteville, Arkansas (the “Fayetteville Property”).  Accordingly, we had no revenues or expenses prior thereto. We intend to invest the net proceeds from our Primary Offering primarily in income-producing student housing and senior housing properties and related real estate investments located in the United States. We may also purchase growth-oriented student housing and senior housing real estate assets. As of December 31, 2018 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns another student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of December 31, 2018, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. In addition, an affiliate of our Sponsor owns all of the preferred units in our Operating Partnership. See Note 6 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information regarding the preferred units in our Operating Partnership.

We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our affiliated Property Manager, each as defined below.

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

SSSHT Property Management, LLC, a Delaware limited liability company (our “Property Manager”), was formed on October 3, 2016. Our Property Manager derives substantially all of its income from the property management oversight services it performs for us. We expect that we will enter into property management agreements directly with third party property managers and that our affiliated Property Manager will provide oversight services with respect to such third party property managers.

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

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 1, 2018, we executed a transfer agent agreement (the “Transfer Agent Agreement”), with our Transfer Agent. Our Transfer Agent provides transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Prior to May 1, 2018, our Advisor processed subscription agreements and provided other stockholder and investor relations services on our behalf.

As we accept subscriptions for shares of our common stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions we make to stockholders. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

Business Overview

We develop, acquire, and own student housing and senior housing properties. We do not directly manage or operate any of our properties. Rather, we rely on third party property managers and senior living operators for such responsibilities. In addition, our affiliated property manager provides oversight services with respect to such third party property managers and senior living operators. As we grow our portfolio of student housing and senior housing properties, we expect to be able to consolidate and streamline a number of aspects of our operations through economies of scale. To the extent we can acquire properties in clusters within geographic regions, we may see property management efficiencies resulting in reduction of personnel and other administrative costs.

Industries Summary

The Student Housing Industry

Student housing is broadly defined to include housing designed to accommodate students enrolled in either full-time or part-time post-secondary, public, and private four-year colleges and universities, including those that offer advanced degrees. The student housing market generally does not seek to address the housing needs of students enrolled in two-year community colleges and technical colleges, as these institutions do not generate sufficient and consistent demand for student housing. The number of prospective college students is increasing through the first quarter of this century despite minor declines in the post-recession era. This increase, coupled with the trend towards college as the interim step between high school and entering the job market, indicates that most colleges and universities will continue to face pressure to respond to burgeoning enrollment with ample student housing.

The student housing market is a specialized segment of the residential real estate market. The residential real estate market is comprised of single-family and multi-family products. The single-family market is primarily a for-sale market, although single family dwellings can also be offered for rent, particularly as housing market conditions deteriorate and the ability to sell houses declines. The multi-family market can be divided into the for-sale market (i.e., condominiums) and the for-rent market (i.e., conventional apartments), with the latter category generally considered as a crossover with commercial real estate, in that such properties are constructed as income-generating properties, similar to retail, office, or industrial properties. Both single-family for-rent and multi-family apartments compete directly with student housing.

Overall, the student housing market has certain unique characteristics that distinguish it from other segments of the housing market. First, purpose-built student housing is aimed only at those persons enrolled in college and not at the general population of renters. Second, the leasing cycle for student housing properties is defined by the academic calendar, which results in a finite leasing window and relatively low month-to-month turnover following the start of the academic year. Finally, student housing properties are designed to accommodate and appeal to the college lifestyle, which is significantly different from the lifestyle of a typical multi-family renter.

There are two general types of student housing: (i) on campus and (ii) off-campus. On-campus housing is generally owned and operated by educational institutions or in a joint venture via public or private partnerships, and is located on school property near or adjacent to classroom buildings and other campus facilities. On campus student housing is typically a dormitory with dining halls designed for first year students or for graduate students. Off-campus housing is generally owned and operated by private investors and is located in close proximity to campus (i.e., generally within a two-mile radius of the campus). There are three types of off-campus student housing properties: (i) student competitive, (ii) conventional market rate and (iii) purpose-built. Similar to other real estate products, location plays an important role in student housing. The best off-campus sites are those within walking distance to a campus and those located on college sponsored shuttle or mass-transit lines. Student competitive apartments are traditional apartment projects that happen to be close to campus. Market rate apartments are typically properties within driving distance, occupied by students who choose to commute. Even the best amenities will not compensate for an inferior location. A poorly-located property with a superior amenity package may initially be market acceptable, but the tenancy usually declines after the inconvenience becomes evident. A means to partially mitigate this issue of distance is to ensure adequate on-site parking. Many students have automobiles, especially in the more suburban locales where mass-transit is less frequent. These locations tend to be the likely locations for privately operated off-campus housing.

Purpose-built student housing refers to off-campus housing that is specifically designed and constructed as an amenities-rich property with a view towards accommodating the unique characteristics of the student-resident. While purpose-built student housing is classified as a multi-family housing product, it is significantly different from and more specialized than traditional market rate multi-family housing products, which are offered to the broader pool of multi-family renters. Key features of purpose-built student housing that differentiate such properties from traditional multi-family apartments include:

•	rent “by the bed” lease terms and rental rates (as opposed to “by the unit” apartment leases);
•	bed/bath parity offering enhanced privacy;
•	fully furnished units;
•	in some markets, bundled pricing, which may include utilities, cable and Internet;
•	enhanced security features, including keyed bedroom locks, gated entrances and security cameras;
•	resort-style amenities (e.g., oversized pools, clubhouses with fitness centers and game lounges, etc.);
•	condominium-like interior finishes; and
•	very fast and reliable Internet connectivity.

Unlike multi-family housing where apartments are leased by the unit, student housing properties are typically leased by the bed on an individual lease liability basis. Individual lease liability can limit each resident’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian will be required to execute each lease as a guarantor unless the resident provides adequate proof of income. The number of lease contracts that we administer will therefore be equivalent to the number of beds occupied instead of the number of apartment units rented.

By investing in newer construction, purpose-built and amenities rich student housing communities that are walking distance to campus, we believe our properties will typically command higher per-unit and per-square foot rental rates than most student competitive or market rate multifamily properties in the same geographic markets. We also believe that we will typically be able to command higher resale values as properties that are closer to campus tend to have lower cap rates.

The traditional dormitory experience of communal bathrooms and bunk beds is being challenged by community-based concepts. The community-based living arrangement focuses on socialization and recreation and access to fast and reliable Internet connectivity. Unit features like private bedrooms with bathrooms, cable television, dedicated high-speed Internet access, and fiber-optic connectivity to the institution’s services along with substantial on-site amenities are items being touted by student housing developers. Common elements in the unit usually include full kitchens with microwave ovens, dishwashers/disposals, and full refrigerators. Increasingly, units have access to storage areas and in-unit washers/dryers — all the comforts of home. A 2013 survey of 7,095 graduate and undergraduate students prepared for Multifamily Executive, a magazine that provides apartment and condo industry news, multifamily design ideas and apartment technology information, found that communal spaces such as fitness centers, study rooms, computer labs, coffee bars, and entertainment centers are also preferred by students. Most higher-education on-campus residence halls were built over 30 years ago, and student expectations have changed dramatically in terms of privacy and amenity requirements. We believe students in today’s market are becoming accustomed to, and are demanding, a living standard similar to and exceeding that experienced at home. For many students and their parents, housing that does not address certain unit features/amenities is simply unacceptable.

Student housing is a niche property type that has its own set of inherent issues, which are usually addressed by proactive property management. Student housing is seasonal. The most common way to smooth out seasonality is by writing 12 month leases as opposed to leases tied to school year periods. While this lease structure assists in stabilizing annual cash flow, the vast majority of beds still turn over at the same time at the end of the school year. This is followed by a short window of time to address and complete maintenance before the next school cycle. Leasing for the upcoming academic year typically commences in the first semester with a “push” for renewals through December 31 and then marketing to new students at the beginning of the year and ending by late August. Failure to lease-up or correct deferred maintenance during this leasing period can be costly to the property with an entire year’s tenancy and cash flow in jeopardy. We anticipate that substantially all of our leases will commence in August and terminate on the last day of July. These dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the subsequent summer school session. Other than renewing student-residents, we will be required to substantially re-lease each property each year, resulting in significant turnover in our student-resident population from year to year.

With college and university enrollment steadily growing across the U.S. in recent years, there is a significant need for safe, affordable, and accessible student housing at both public and private institutions. Not all of this housing can be on-campus and institution-financed. Institutions are now evaluating the merits of internal financing, either through use of their endowment or issuance of general obligation bonds or joint venture using a public or private partnership program. While institutions evaluate the market, opportunities exist for off campus private development and financing of student housing. The bureaucratic constraints on public institutions can afford private developers an additional advantage.

The Senior Housing Industry

Broadly defined, congregate care senior housing refers to the aggregate of active adult and age-restricted communities, independent living communities, assisted living communities, memory care facilities, continuing care retirement communities and other properties that focus on providing housing to seniors. The senior housing market is a specialized segment of the residential real estate market and has certain unique characteristics that distinguish it from other segments of the housing market.

Active adult and age-restricted communities are senior communities for residents that generally do not require any level of special care or services. Seniors in these communities seek to live amongst others in a similar stage of life and enjoy the highest levels of activity and full independence. These communities are generally not subject to any special laws or regulations, beyond those customarily in-place for planned communities, such as a restriction on the minimum age of residents.

Independent living communities provide high levels of privacy and social interaction to residents and require residents to be capable of relatively high levels of independence. An independent living community typically bundles several services as part of a regular monthly charge. Services included in the base charge may include two to three meals per day in a community dining room, semi-monthly housekeeping services, transportation shuttle and organized social activities and emergency call systems. Additional services are generally available from staff employees on a fee for service basis. Some majority independent living communities dedicate separate parts of the property to assisted living and/or memory care services.

Assisted living communities typically have mostly one bedroom units that include private bathrooms and efficiency kitchens. The base monthly charge for residents typically includes three meals per day in the community dining room, daily or weekly housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living, such as dressing and bathing. Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times.

Memory care facilities generally provide extensive nursing care that specifically caters to patients with Alzheimer’s disease, dementia and other types of memory problems. Typical memory care units have secured access and include mostly rooms with one or two beds, a separate bathroom and shared dining facilities. These types of facilities are staffed by licensed nursing professionals 24 hours per day.

Continuing care retirement communities, or CCRCs, provide housing and health-related services under long-term contracts. Residents enter these communities while still relatively healthy and pay an entry fee and adjustable monthly rent in return for the guarantee of care for the rest of their life. CCRCs are appealing to residents as they eliminate the need for relocating when health and medical needs change, thus allowing residents to “age in place.”

The growth in total demand for senior housing comes from broad U.S. demographic changes, demand for need-driven services, increased healthcare spending, new construction of senior living communities, fragmented senior housing ownership, asymmetric investment returns and preferences towards more private pay, amenities-rich environments. These factors, in turn, are resulting in changes to senior housing ownership, as further discussed below.

Demographic Trends. We believe owners and operators of senior housing facilities and other healthcare real estate will benefit from demographic trends, specifically the aging of the U.S. population. The U.S. Census Bureau estimates the total number of Americans aged 65 and older (a demographic group that tends to need substantial medical services) is expected to increase over four times faster than the rate of the overall U.S. population from approximately 47.8 million in 2015 to approximately 79.2 million by 2035, as the baby boomer generation ages and life expectancies lengthen.

Demand for Need-Driven Services. Demand for healthcare facilities is driven not only by the growing elderly population, which is generally defined as ages 65 and older, but also by the increasing variety of services and level of support required by residents. Senior housing facilities provide varying levels of care as seniors progressively become more dependent on third party care providers and their health conditions deteriorate. According to the U.S. Census Bureau, the percentage of older Americans between ages 75 to 79 seeking assistance with activities of daily living and instrumental activities of daily living, such as bathing, walking, medication administration, eating and others, is approximately 15%. Over the age of 80, this percentage increases to almost 30%. According to the Alzheimer’s Association, nearly one third of all individuals 85 years old and older have Alzheimer’s disease. Many of these individuals will require care outside the scope available in their private homes.

Increased National Healthcare Expenditures. According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures are projected to grow on average 5.6% annually from 2016-2025 and accounted for approximately 17.8% of the U.S. gross domestic product, or GDP, in 2015 and overall healthcare spending is expected to rise to nearly 20% of GDP by 2025. The trend for increasing healthcare costs may also be accelerated by The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which is expected to increase the number of Americans with healthcare insurance.

New Construction for Senior Housing Peaked in 2015. According to NIC MAP© Data Service, new supply of private-pay senior housing construction peaked in 2015 at 49,000 units, representing 5.8% of existing inventory. About half of these 49,000 units were to be delivered in 2015 and the remaining half in 2016. Although elevated compared to recent years, this new development is well below 1990s construction starts. U.S. Census data suggests that the demand for senior housing is sufficient to accommodate current levels of construction because the age 75 and older population is expected to grow 2.9% annually between 2016 and 2020, while supply is expected to grow only 2.6%. We expect demand for senior housing facilities to remain above what the current and near-term senior supply can accommodate, and a tightening construction lending environment should mitigate the growth of new supply and create a favorable market dynamic for the foreseeable future.

Fragmented Senior Housing Market. According to data provided by the American Senior Housing Association, there is a high degree of fragmentation among both senior housing owners and operators. The number of units owned by the top 50 senior housing owners account for approximately one-third of the total supply of senior housing properties. On average, the number of units owned by the top 50 senior housing owners is approximately 12,040 units per owner, compared to an average of approximately 36,667 units per owner for the top 10 senior housing owners. Finally, approximately 30% of the top 50 senior housing owners are publicly traded companies. This data suggests minimal industry consolidation and a high percentage of smaller owners and operators controlling their respective markets. In addition, by associating ourselves with recognized and respected healthcare operators, we also believe that an opportunity exists to participate in the consolidation of this fragmented market through the growth of our portfolio.

Benefit from the Strong Performance of the Senior Housing Sector. In the fourth quarter of 2015, the National Council of Real Estate Investment Fiduciaries, along with NIC MAP© Data Service, published a total real estate investment return matrix for senior housing as compared to apartments, hotels, industrial, retail and office investment properties. For each of the last one, three, five and ten year time periods, senior housing, as an asset class, outperformed all of the aforementioned asset classes by 50%. For the last 10 years, the internal rate of return on senior housing was 12%, as compared to an 8% average for all other asset classes.

Senior housing investment real estate will continue to benefit from aging baby boomers, decreasing supply of new construction, increased life expectancy, a steady housing market, innovative design and technology, and top-tier owners and operators that will allow their senior residents to be relevant, stay connected and engaged and know they are receiving the best value for their hard-earned dollar.

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of our Public and Private Offerings in income-producing student housing and senior housing properties and related real estate investments. However, we may also invest in student and senior housing properties and related real estate investments with growth potential (i.e., properties that require development, redevelopment, lease-up, or repositioning in order to increase the value of such properties). Currently there is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. Our investment objectives, strategy, and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all of such investment objectives, including our focus on student housing and senior housing properties, if our board of directors believes such changes are in the best interests of our stockholders. In addition, we may invest in mortgage loans and other real estate-related investments if our board of directors deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in income-producing student housing and senior housing properties in a manner that allows us to qualify as a REIT for federal income tax purposes;
•	preserve and protect our stockholders’ invested capital;
•	provide regular cash distributions to our stockholders; and
•	achieve appreciation in the value of our properties and, hence, appreciation in stockholder value over the long term.

We cannot assure our stockholders that we will attain these primary investment objectives.

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of the Public Offering:

•	merge, reorganize, or otherwise transfer our company or its assets to another entity with listed securities;
•	spin off one or more of our holding companies (formed to separately hold our student housing and senior housing properties) into a separate company;
•	list our shares on a national securities exchange;
•	commence the sale of all of our properties and/or our holding companies and liquidate our company; or
•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our charter does not provide a date for termination of our corporate existence and does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of our Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Offerings. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board of directors will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board of directors will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

Investment Strategies

Student Housing Investment Strategy

We intend to use a portion of the net proceeds we raise in our Offerings to primarily invest in existing Class “A” income-producing student housing properties and related student housing real estate investments that are generally amenities rich, newer construction and located adjacent to or within a one mile radius of campus. In order to implement our investment strategy, we will focus on acquiring existing Class “A” income-producing student housing properties located off-campus with the possibility of expanding or repositioning the property if needed. Class “A” properties generally refer to purpose-built or substantially renovated properties constructed within the last 10 to 20 years that are amenities rich and located in favorable demographic markets with high barriers to entry. Such properties tend to be managed by a reputable student housing property management firm. We intend to primarily target medium- to large-sized colleges and established university markets, which we define as markets located in or near U.S. cities that have schools generally with overall enrollment of approximately 15,000 to 40,000 students or greater. We believe some of these markets are both supply constrained and are generally experiencing steady enrollment growth. In addition, our specific university focus will tend toward “Tier 1” schools with established Division I (FBS) football programs. We define “Tier 1” to be universities with a published numerical ranking on the U.S. News & World Report’s most recent Best Colleges—National University Rankings.

We intend to grow by selectively acquiring existing Class “A” student housing properties from third parties. If an opportunity exists to expand or reposition an existing Class “A” student housing property, we will do so selectively. Generally, we anticipate that any properties acquired from third parties would meet our investment criteria and fit into our overall strategy in terms of property quality, proximity to campus, bed-bath parity, amenities package, and return on investment. Our intention is to acquire stabilized properties and maintain them in first class condition, ensuring a higher residual value at sale. However, we may also seek to make opportunistic acquisitions of properties that we believe we can purchase at attractive pricing, reposition, grow rents and operate successfully. We may consider the following property and market factors, among others, to identify potential student housing property acquisitions:

•	campus academic and athletic reputation and historical enrollment;
•	competitive admissions criteria and tuition costs;
•	existing and projected supply of on-campus and off-campus student housing beds;
•	distance of property from campus;
•	property unit mix, including enhanced privacy units with a high bed/bath parity;
•	competition and market rental rates;
•	significant out-of-state enrollment, including international students;
•	operating performance, including the ability to manage expenses and grow rents;
•	potential for improved management, including an active marketing plan for renewals;
•	ownership and capital structure, including reserves;
•	presence of desired amenities, including the ability to offer high speed Internet connectivity;
•	current physical condition and maintenance of the property;
•	access to university-sponsored or public transportation lines;
•	parking availability; and
•	residual value at resale.

Senior Housing Investment Strategy

We intend to use a portion of the net proceeds we raise in our Offering to primarily invest in Class “A” income-producing senior housing properties and related senior housing real estate investments. Class “A” properties generally refer to purpose-built or substantially renovated properties constructed within the last 10 to 20 years that are amenities rich and located in favorable demographic markets with high barriers to entry. Such properties tend to be managed by a reputable operator and located within close proximity to medical and retail support services. In order to implement our investment strategy, we will focus on acquiring, repositioning and/or expanding existing income-producing senior housing properties that have an emphasis on private pay sources of revenue, which properties are considered more stable and predictable than those relying on government reimbursements.

We intend to selectively acquire senior housing properties from third parties. Generally, we anticipate that any properties acquired from third parties would meet our investment criteria and fit into our overall strategy in terms of property quality, availability of amenities, regional demographics, access and proximity to healthcare services, educational facilities, retail, entertainment and recreational venues, and return on investment. However, we may also seek to make value-add acquisitions of Class “A” properties that we believe we can purchase at attractive pricing due to poor existing operations management, reposition the property in the local community, and replace with a new operator with significant senior housing management services experience. We may consider the following property and market factors, among others, to identify potential senior housing property acquisitions:

•	regional market demographics, psychographics and penetration rates;
•	occupied properties with variable acuity levels, such as active adult and age restricted, independent living, assisted living and memory care;
•	resident payor mix;
•	competition, including market rents and unit mixes;
•	construction of new senior housing supply by acuity levels;
•	operating performance, including dining, housekeeping, transportation and medical staffing;
•	governmental regulations and licensing;
•	proximity to hospitals and other medical services;
•	potential for improved management;
•	ownership and capital structure;
•	presence of desired amenities, including dining services, fitness facilities and social programming; and
•	maintenance of the property.

Senior housing refers to a broad spectrum of housing for seniors with product types that range from “mostly housing” (e.g., active adult and age restricted communities) to “mostly acute healthcare” (e.g., skilled nursing and hospitals). We will primarily focus on product types at the initial and middle stages of this acuity continuum that have an emphasis on private pay sources of revenue:

General Acquisition and Investment Policies

While we intend to focus our investment strategy on income-producing student housing and senior housing properties and related real estate investments, we may also invest in student housing and senior housing properties and related real estate investments with growth potential. In addition, we may invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of this offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objectives of providing regular cash distributions to our stockholders and achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

Our Advisor will have substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties we acquire will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in our offerings. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

Growth Acquisition and Investment Strategy

In executing the growth portion of our investment strategy, we may seek to invest in student housing and senior housing properties that are to be developed, currently under development or in lease-up. We may also invest in student housing and senior housing properties that are in need of expansion, redevelopment or repositioning. We may acquire properties with lower quality construction, management or operators, with fewer services or amenities offered, or with low occupancy rates and reposition them by seeking to improve the property, management or operator quality, services, and occupancy rates and thereby increase lease revenues and overall property value. We may also acquire properties in markets that are overbuilt or otherwise overserved with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties. We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties.

Investments in Mortgage Loans

As of December 31, 2018, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate, or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration, or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

However, our charter contains limitations with respect to the manner in which we may invest our funds in mortgage loans.

Our Borrowing Strategy and Policies

We intend to use medium-to-high leverage (between 55% to 60% loan to purchase price) to make our investments and, at certain times during our Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout our Offering.

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders, including bridge financing. We may obtain a credit facility or a separate loan for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets, as defined (approximately 75% of the cost basis of our assets), unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive, commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements, and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also enter into the following types of leases relating to real property:

•	a ground lease in which we enter into a long-term lease (generally greater than 30 years) with the owner for use of the property during the term whereby the owner retains title to the land; or
•

a master lease in which we enter into a long-term lease (typically 10 years with multiple renewal options) with the owner in which we agree to pay rent to the owner and pay all costs of operating and maintaining the property (a net lease) and typically have an option to purchase the property in the future.

We will make acquisitions of our real estate investments directly or indirectly through our Operating Partnership. We will acquire interests in real estate either through one of our industry-specific holding companies, through our Operating Partnership, through other limited liability companies or limited partnerships, or through investments in joint ventures.

Conditions to Closing Acquisitions

Generally, we will not purchase any property unless and until we obtain at least a Phase I environmental assessment and history for each property to be purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	appraisals, property surveys, and site audits;
•	building plans and specifications, if available;
•	soil reports, seismic studies, and flood zone studies, if applicable;
•	licenses, permits, maps, and governmental approvals;
•	historical financial statements and tax statement summaries of the properties;
•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and
•	liability and title insurance policies.

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies, and other participations with real estate developers, owners, and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management or senior living operator partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

We may enter into joint ventures with our Advisor or any of its affiliates for the acquisition of properties, but only provided that:

•	a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us; and
•	the investment by us and the joint venture partner are on substantially the same terms and conditions.

To the extent possible and if approved by our board of directors (including a majority of our independent directors), we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

Investments in Delaware Statutory Trusts

Persons selling real estate held for investment often seek to reinvest the proceeds of that sale in another real estate investment in an effort to obtain favorable tax treatment under Section 1031 of the Code, referred to as like-kind exchanges. Our Sponsor and its affiliates have sponsored and are currently sponsoring Delaware statutory trusts (“DSTs”), which permit investors to effectuate like-kind exchanges under Section 1031 of the Code.

A DST is a separate legal entity created as a trust under Delaware law that allows persons wishing to engage in like-kind exchanges to reinvest their proceeds in commercial real estate. The DST acquires title to the property or properties and may obtain a mortgage loan to finance a portion of the purchase price. The DST investors execute a trust agreement that governs the DST’s operations and provides for exclusive management by a signatory trustee that is an affiliate of the Sponsor.   In order to satisfy certain requirements under Section 1031 of the Code, the DST will master lease the property to an affiliate of the Sponsor which then assumes property management and pays the DST rent in the form of debt service payments to the lender plus additional rent as provided in the master lease.  Generally, the DST will acquire the subject property and through registered broker-dealers, sell beneficial interests in the DST to investors in a private offering.  The exchange participant owns a beneficial interest in the DST but is deemed for federal income tax purposes to own a direct ownership interest in the DST’s real property that is eligible for a like kind-exchange.   Under Section 1031 of the Code, the DST investor may defer capital gains taxes that otherwise would be recognized on the sale of the investor’s real estate, the proceeds of which are reinvested in the DST.

From time to time, we may participate in DST investments if our board of directors determines that our participation is in the best interest of our stockholders. In the event that our board of directors determines that it is in our best interest to so participate, we may invest in a DST. However, the following provisions apply with respect to our investments in DSTs:

•

We may invest in a DST only if a majority of our directors not otherwise interested in the transaction and a majority of our independent directors approves of the transaction as being fair, competitive, and commercially reasonable to us.

•

We anticipate that in the event we purchase a DST interest we will purchase the interest on the terms as other investors in the DST”s private offering of beneficial interests except that we would not be obligated to pay any selling commissions otherwise payable to broker dealers participating in the offering nor will we pay our Advisor acquisition fees or reimburse our Advisor for its expenses to the same extent as with other types of property acquisitions.

On October 20, 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.03 million for an approximately 2.6% beneficial interest. Reno Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing owns a student housing property located in Reno, Nevada (the “Reno Property”).  In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owns two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina.  These DST investments and any future DST investments will be subject to various risks that may not otherwise present in real estate investments, such as the risk that the cash flow from the DST’s property will be insufficient to pay the full amount of rent to the DST.  (See “RISK FACTORS—Certain risks associated with investments in DSTs” below).

Our Sponsor, a DST, or the other DST investors may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. For instance, our Sponsor will receive substantial fees in connection with its sponsoring of a DST and our participation in such a transaction could facilitate its consummation of the transactions. For these reasons, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of our Sponsor, the DST, or the other DST investors. As a result, agreements and transactions between the parties with respect to the property will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties.

Government Regulations

Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state, and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Environmental Matters

Under various federal, state, and local laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing, or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

Tenant Rights and Fair Housing Laws

Various states have enacted laws, ordinances and regulations protecting the rights of housing tenants. Such laws may require us, our affiliated Property Manager, our third party managers or other operators of our senior housing properties to comply with extensive residential landlord requirements and limitations.

Healthcare Regulatory Matters

Ownership and operation of certain senior housing properties and other healthcare-related facilities are subject, directly and indirectly, to substantial federal, state and local government healthcare laws and regulations. The failure by us or our third party operators to comply with these laws and regulations could adversely affect the successful operation of our properties. For example, most senior housing facilities are subject to state licensing and registration laws. In granting and renewing these licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing, and training. A decision to grant or renew a license is also affected by a property owner’s record with respect to patient and consumer rights, medication guidelines, and rules. In addition, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. Compliance with these regulations is mandatory for healthcare providers, such as, in some cases, our third party operators. The cost of compliance with these regulations may have a material adverse effect on the business, financial condition or results of operations of our third party operators and, therefore, may adversely affect us. We intend for all of our business activities and operations, as well as the business activities and operations of our third party operators, to conform in all material respects with all applicable laws and regulations, including healthcare laws, regulations and licensing requirements.

Disposition Policies

As of December 31, 2018, we had not disposed of any of our properties. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities, and considerations specific to the condition, value, and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our Advisor. Our nominating and corporate governance committee of our board of directors, which is comprised solely of independent directors, must review and approve all transactions between us and our Advisor and its affiliates.

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (the “NASAA REIT Guidelines”). Pursuant to the NASAA REIT Guidelines, we will not:

•

Invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive, and commercially reasonable.

•

Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.
•

Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent expert. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•

Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor, or their respective affiliates.
•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.
•	Issue equity securities on a deferred payment basis or other similar arrangement.

•

Issue debt securities in the absence of adequate cash flow to cover debt service, unless the historical debt service coverage (in the most recently completed fiscal year), as adjusted for known changes, is sufficient to service that higher level of debt as determined by the board of directors or a duly authorized executive officer.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.
•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no effect on our ability to implement our share redemption program.
•

Grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.

•	Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.
•

Borrow if such debt causes our total indebtedness to exceed 300% of our “net assets” (as defined in our charter in accordance with the NASAA REIT Guidelines), unless approved by a majority of the independent directors.

•

Make an investment if the related acquisition fees and expenses are not reasonable or exceed 6% of the contract purchase price for the asset or, in the case of a mortgage loan, 6% of the funds advanced, provided that the investment may be made if a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction determines that the transaction is commercially competitive, fair, and reasonable to us.

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor, acting through our advisor and the other advisory entities associated with another entity affiliated with our Sponsor (collectively, the “Program Advisors”), will allocate such investment opportunity to us or another entity affiliated with our Sponsor (each, “Another Real Estate Program”) based on the following factors:

•	the investment objectives of each program;
•	the amount of funds available to each program;
•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;
•	the strategic location of the investment in relationship to existing properties owned by each program;
•	the effect of the investment on the diversification of each program’s investments; and
•	the impact of the financial metrics of the investment on each program.

If, after consideration of the foregoing factors, our Sponsor, acting through the Program Advisors, determines that an investment opportunity is suitable for both us and Another Real Estate Program, then we will have priority for (i) “Class A” student housing properties located near medium- to large-sized, Tier 1 universities with Division I football programs and (ii) “Class A” senior housing properties focused on private pay sources of revenues in the “mostly housing” range of the acuity spectrum; and private programs sponsored by our Sponsor will have priority for all other student housing and/or senior housing properties, as well as any other student housing and senior housing properties passed upon by us. In the event all of the acquisition allocation factors have been exhausted and our Sponsor, acting through the Program Advisors, determines that an investment opportunity is suitable for both us and Another Real Estate Program, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity.

If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with our Advisor or its affiliates will make the investment.

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis for that determination is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investment Company Act of 1940 and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, or the 1940 Act. Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.”

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described in this report, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code.

Employees

We have no employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Competition

The extent of competition in a market area depends significantly on local market conditions. The primary factors upon which competition in the student and senior housing industries are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we will compete successfully on these bases.

Many of our competitors are larger and have substantially greater resources than we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms than us.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business.

Risks Related to an Investment in Strategic Student & Senior Housing Trust, Inc.

We have limited prior operating history and financing sources, and we are the first REIT sponsored by our Sponsor that is focused on student housing and senior housing properties; the prior performance of real estate investment programs sponsored by our Sponsor or its affiliates may not be an indication of our future results.

We have limited prior financial and operating history that investors may use to evaluate our ability to successfully and profitably implement our business plans. We were incorporated in October 2016 and commenced active business operations in June 2017. As of December 31, 2018, we owned two student housing properties, four senior housing properties and minority beneficial interests in Reno Student Housing and Power 5 Conference Student Housing. As a result of this limited operating history, any evaluation of our prospects is subject to more uncertainty, and therefore more risk, than would be the case with respect to an entity with a more substantial prior operating history.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to establish profitable operations either in the short- or long-term. Due to our limited operating history, we are relatively untested and face heightened uncertainties with respect to our ability to generate sufficient revenue to enable profitable operations. Furthermore, the prior performance of real estate investment programs sponsored by our Sponsor or its affiliates, such as SmartStop Self Storage, Inc., Strategic Storage Trust II, Inc. (“SST II”), Strategic Storage Growth Trust, Inc. (“SSGT”), and Strategic Storage Trust IV, Inc. (“SST IV”), which largely focused or continue to focus on self storage properties in the United States, may not be an indication of our future results. Furthermore, this is our first REIT focused on student housing and senior housing properties. Such risks and uncertainties could have a material adverse effect on our results of operations and therefore on the value of an investment in our stock.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2019.

We incurred a net loss attributable to common stockholders of approximately $16.0 million for the fiscal year ended December 31, 2018. Our accumulated deficit was approximately $22.3 million as of December 31, 2018. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2019.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. For the year ended December 31, 2017, we funded 73.8% of our distributions using proceeds from our Primary Private Offering and 26.2% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2018, we funded 12.9% of our distributions using cash flows from operations, 50.6% using proceeds from the Primary Private Offering and Primary Offering and 36.5% using proceeds from our distribution reinvestment plan. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Public Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

The preferred units of limited partnership interests in our operating partnership rank senior to all classes or series of partnership interests in our operating partnership and therefore, at any time in which such preferred units are issued and outstanding, any cash we have to pay distributions may be used to pay distributions to the holder of such preferred units first, which could have a negative impact on our ability to pay distributions to our common stockholders.

The preferred units of limited partnership interests in our operating partnership (“Preferred Units”) rank senior to all common stockholders or common series of partnership units in our operating partnership, and therefore, the rights of holders of such Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on such Preferred Units are cumulative and are payable monthly. The Preferred Units are entitled to receive distributions at a rate of 9% per annum on a specified liquidation amount and have a liquidation preference in the event of our involuntary liquidation, dissolution, or winding up of the affairs of our operating partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our operating partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our common stockholders.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for a stockholder to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

Our stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if our stockholders are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. For example, before submitting shares for redemption, stockholders must hold such shares for one year from the date of purchase. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any particular time or at all.

Until we establish a net asset value per share, the purchase price for shares purchased under our share redemption program will depend on whether such shares were purchased in our private offering or in our public offering, among other factors. For shares purchased in our Private Offering, the redemption price per share will initially depend on the length of time such shares have been held, as follows: 90.0% of the Redemption Amount (defined below) after one year from the purchase date; 92.5% of the Redemption Amount after two years from the purchase date; 95.0% of the Redemption Amount after three years from the purchase date; and 100% of the Redemption Amount after four years from the purchase date. As long as we are engaged in an offering, the redemption amount shall be the lesser of the amount such stockholder paid for the shares or the price per share in the current offering (the “Redemption Amount”). For shares purchased in our Public Offering, the redemption price per share will initially be equal to the net investment amount of our shares, which will be based on the “amount available for investment” percentage, assuming the maximum amount of our Public Offering is raised, shown in in the estimated use of proceeds table in our prospectus in effect as of the investor’s purchase date. Accordingly, our stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares may be redeemed at varying prices depending on factors such as how such shares were acquired, the number of years such shares have been held, the circumstances under which such shares are being redeemed or whether we have approved an estimated net asset value, or NAV, applicable to the class of shares being redeemed. Accordingly, the actual value of the shares that we redeem may be less than the redemption price per share that we pay, and, if so, then the redemption will be dilutive to our remaining stockholders. Alternatively, if, at the time of redemption, the net asset value of the shares that we redeem is higher than the redemption price, the redeeming stockholder will not benefit from any increase in the value of the underlying assets.

We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of our Public Offering, and such estimated value per share may be lower than the purchase price our stockholders pay for shares of our common stock in our Offerings. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.

To assist FINRA members and their associated persons that participate in our Public Offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules, we will disclose an estimated value per share of our shares of each class. Initially, we will report the net investment amount of our shares, which will be based on the “amount available for investment” percentage shown in our estimated use of proceeds table. This estimated value per share will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. This approach to valuing our shares may bear little relationship to, and may exceed, what our stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of our company.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced our Public Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Public Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the distribution reinvestment plan, to reflect the estimated value per share.

The price at which our stockholders purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our Offering is net of sales commissions, dealer manager fees, and issuer organization and offering expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.

When determining the estimated value per share from and after 150 days following the second anniversary of the date we commenced our Public Offering and annually thereafter, there are currently no SEC, federal, or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of our Offerings, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

The value of a share of our common stock may be diluted if we issue a stock distribution.

Our board of directors may declare stock distributions. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we are uncertain as to whether we will change our per share public offering prices during our Public Offering.  Therefore, if our board declared a stock distribution for investors who purchase our shares early in our Offerings, as compared with later investors, those investors who received the stock distribution will receive more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors.

Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2018, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Offerings in an interest-bearing account or invest proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SST II, SST IV and other private programs sponsored by our Sponsor. Delays we encounter in the selection, acquisition and development of income-producing and growth properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Offerings or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of our Offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investments. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take up to 24 months or more to complete construction and rent available housing units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If any of our Sponsor, Advisor, or affiliated Property Manager lose or are unable to retain their executive officers, then our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor, Sponsor, and affiliated Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, John Strockis, Michael O. Terjung, and Nicholas M. Look, each of whom would be difficult to replace. None of our Advisor, our Sponsor, or our affiliated Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Sponsor, our Advisor, or our affiliated Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor, or our affiliated Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor, or our affiliated Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Advisor’s affiliates and third parties to manage and operate our properties.

We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. In addition, we will rely on affiliates of our Advisor and third parties to effectively manage and operate our properties. We have hired, and generally intend in the future to hire, third party property managers to manage our student housing properties and third party operators to operate our senior housing properties. Thus, the success of our business will depend in large part on the ability of our Advisor, its affiliates and third parties to manage and operate our properties.

Any adversity experienced by our Advisor, its affiliates and such third parties or problems in our relationship with these entities could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders. In addition, should our Advisor, its affiliates or third parties fail to identify problems in the day-to-day management or operation of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

The failure of third parties to properly manage and operate our properties may result in a decrease in occupancy rates, rental rates or both, which could adversely impact our results of operations.

We generally intend to rely on third party property managers to manage our student housing properties and third party operators to operate our senior housing properties. These third parties are responsible for, among other things, leasing and marketing, selecting residents, collecting rent, paying operating expenses, and maintaining the property. In addition, with respect to our senior housing properties, these third parties are responsible for various services, including, for example, dining, housekeeping, transportation and medical staffing. While our affiliated Property Manager will be responsible for general oversight of these third parties, our Advisor’s and our affiliated Property Manager’s ability to direct and control how our properties are managed on a day-to-day basis may be limited. If these third party operators do not perform their duties properly or we do not effectively supervise the activities of these companies, occupancy rates, rental rates or both may decline at such properties. Furthermore, the termination of a third party property manager or senior living operator may require the approval of a mortgagee, or other lender. If we are unable to terminate an underperforming third party property manager or senior living operator on a timely basis, our occupancy rates, rental rates or both, could be adversely impacted.

While our affiliated Property Manager will be responsible for general oversight of these third parties, we do not plan to supervise any of such entities or their respective personnel on a day-to-day basis. Without such supervision, our third party property managers or senior living operators may not manage or operate our properties in a manner that is consistent with their respective obligations under the applicable lease or management agreement, or they may be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management or operational obligations to us. If any of these events occur, our relationships with any residents may be damaged and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third party property managers or senior living operators regarding their performance or compliance with the terms of the applicable lease or management agreement, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate the applicable lease or management agreement, litigate the dispute or submit the matter to third party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.

Additionally, the third party property managers or senior living operators will compete with other companies on a number of different levels, including: reputation; the physical appearance of a property; price and range of services offered (including, for our senior housing properties, dining and transportation services); the supply of competing properties; location; the size and demographics of the population in surrounding areas; the financial condition of the operators; and, for our senior housing properties, physicians, staff and referral sources, and the quality of care provided and alternatives for healthcare delivery. A third party’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the property and materially reduce the income we receive from an investment in such property.

Our third party leases and management agreements are subject to the risk of termination and non-renewal.

Our third party leases and management agreements are subject to the risk of possible termination under certain circumstances and to the risk of non-renewal by the lessee, third party property manager or senior living operator, as applicable, or renewal of such leases or management agreements on terms less favorable to us than the terms of current leases or management agreements. Furthermore, the terms of our existing debt and our ability to obtain additional financing may be dependent on our retention of such third party lessees, managers or operators. If leases or management agreements are terminated, or are not renewed upon expiration, our expected revenues may decrease and our ability to obtain capital at favorable rates or at all may be negatively impacted, each of which may have a material adverse effect on our business, financial condition and results of operations.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies, or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We may loan a portion of the proceeds of our Offerings to fund the development or purchase of income-producing student housing and senior housing properties, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investments.

We will use the net offering proceeds of our Offerings to purchase primarily income-producing student housing and senior housing properties, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may loan a portion of the net offering proceeds from our Offerings to entities developing or acquiring student or senior housing properties, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors concludes that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the properties, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Increases in interest rates may adversely affect the demand for our shares.

One of the factors that influence the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in our Public Offering, which could result in a less diversified portfolio of real estate.

Risks Related to Conflicts of Interest

Our Advisor, affiliated Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, affiliated Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SST II, SST IV and other private programs sponsored by our Sponsor and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

A majority of our executive officers and one of our directors are also officers of our Advisor, our affiliated Property Manager, and other affiliates of our Sponsor, including, in some cases, SST II, SST IV, and other private programs sponsored by our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and affiliated Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor may face conflicts of interest relating to the purchase of properties and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more other programs managed by officers and key personnel of our Advisor. Our Advisor and our affiliated Property Manager may have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which they may be or become involved and our Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could reduce the level of distributions we may be able to pay to our stockholders and reduce the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of their investment.

Strategic Transfer Agent Services, LLC, our transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.

Our transfer agent is a related party which was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed on October 21, 2017 and has had limited operations to date. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

We may face a conflict of interest if we purchase properties from, or sell properties to, affiliates of our Advisor.

We may purchase properties from, or sell properties to, one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition or disposition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, if we purchase properties from affiliates of our Advisor, the prices we pay to these affiliates for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. If we sell properties to affiliates of our Advisor, the offers we receive from these affiliates for our properties may be equal to, or less than, the prices we paid for the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from, or selling properties to, our Advisor and its affiliates, we may pay more, or may not be offered as much, for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, our Advisor may be reluctant to enforce the agreements against its affiliated entities.

Our Advisor will face conflicts of interest relating to the incentive distribution structure under our Operating Partnership Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our Operating Partnership Agreement, our Advisor and its affiliates will be entitled to distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to distributions. In addition, our Advisor’s entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our Operating Partnership Agreement requires us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our board of directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated advisor.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with other programs sponsored by our Sponsor or its affiliates for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders’ investments.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Nelson Mullins Riley & Scarborough LLP (“Nelson Mullins”) acts as legal counsel to us and also represents our Sponsor, Advisor, Dealer Manager and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% of the value of our then-outstanding capital stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring, or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

We will not be afforded the protection of Maryland law relating to business combinations.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or
•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (the “1940 Act”). We intend that our investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our Public Offering ends. If we are unable to invest a significant portion of the proceeds of our Offerings in properties within one year of the termination of our Public Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders have limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law (“MGCL”) and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;
•

any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and
•	any merger, consolidation, or sale or other disposition of substantially all of our assets.

The board of directors must declare advisable any amendment to the charter or any merger, consolidation, transfer of assets, or share exchange, prior to such amendment or transaction, under the MGCL. All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in their ability to change our policies and operations.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and our Advisory Agreement, in the case of our Advisor, require us to indemnify our directors, officers, employees and agents, and our Advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees, and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Our board of directors may change any of our investment objectives without our stockholders’ consent, including our primary focus on income-producing student housing and senior housing properties.

Our board of directors may change any of our investment objectives, including our primary focus on income-producing student housing and senior housing properties, without obtaining prior stockholder consent. If our stockholders do not agree with a decision of our board of directors to change any of our investment objectives, our stockholders only have limited control over such changes. Additionally, we cannot assure our stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to our stockholders.

Our stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, existing stockholders and investors purchasing shares in our Public Offering will experience dilution of their equity investment in us as we (1) sell shares in our Public Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution. There are a number of such fees that may have to be paid and certain fees may be added or the amounts increased without stockholder approval.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the providing of transfer agent and registrar services, and the management of our properties. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for selling Class T shares in our primary Public Offering and for ongoing stockholder services, we pay our Dealer Manager a stockholder servicing fee. We will also pay a dealer manager servicing fee in connection with sales of our Class W shares. The amount available for distributions on all Class T shares and Class W shares is reduced by the amount of such fees payable to our Dealer Manager with respect to the Class T shares and Class W shares issued in the primary Public Offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase during our Public Offering or in the future without stockholder approval if such increase is approved by a majority of our independent directors.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of our Offerings will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. To the extent we obtain any sources of debt or equity for future funding, such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Our Advisor may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

Our Advisor is a special limited partner in our Operating Partnership. As the special limited partner, our Advisor is entitled to receive, among other distributions, an incentive distribution of net proceeds from the sale of properties after we have received and paid to our stockholders a specified threshold return. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to our Advisor, we may not be entitled to all of our Operating Partnership’s proceeds from a property sale and certain other events.

Risks Related to Our Investment Objectives and Target Industries

Because we are focused on only two industries, our rental revenues will be significantly influenced by demand in each industry, and a decrease in any such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties will consist of student housing and senior housing properties, we are subject to risks inherent in investments in these industries. A decrease in the demand for real estate in one or both of these industries would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for real estate in these industries has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing properties in an area. To the extent that any of these conditions occur, they are likely to affect demand and market rents for our properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to hedge against the risk that industry trends might decrease the profitability of our investments. A higher ratio of our investments in one industry over another will increase the relative effects changes in supply and demand in such industry has on our real estate portfolio.

We will face significant competition in each industry in which we invest, which may increase the cost of acquisitions or developments or impede our ability to retain residents or re-let space when existing residents vacate.

We will face competition in every market in which we purchase real estate assets. We will compete with numerous national, regional, and local developers, owners, and operators, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders, and a greater ability to borrow funds on a cost-effective basis. In addition, other developers, owners, and operators may have the capability to build additional properties that may compete with our properties. This competition for investments may reduce the number of suitable investment opportunities available to us and may reduce demand in certain areas where our properties are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our revenues.

If competitors construct properties that compete with our properties or offer space at rental rates below the rental rates we charge our residents, we may lose potential or existing residents and we may be pressured to discount our rental rates to retain residents. As a result, our rental revenues may become insufficient to make distributions to our stockholders. In addition, increased competition for residents may require us to make capital improvements to our properties that we would not otherwise make.

We may face integration challenges and incur costs when we acquire additional properties.

As we acquire or develop additional properties, we will be subject to risks associated with integrating and managing new properties. In the case of a portfolio purchase, we could experience strains in our existing information management capacity. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. In addition, the integration process generally results in changes to the processes, standards, procedures, practices, policies, and compensation arrangements in the properties acquired, which can adversely affect our ability to maintain the existing relationships with residents and employees. Our failure to successfully integrate any future properties into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our stockholders.

Delays in development and lease-up of our properties would reduce our profitability.

Construction delays to new or existing properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated resident occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific properties, which may adversely affect our results of operations and returns to our stockholders.

Certain regulatory changes may have a direct impact on our properties, including but not limited to, land use, zoning, and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and housing) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our results of operations and returns to our stockholders.

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies; the use of the Internet and telecommunications technologies to process, transmit, and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and resident and lease data; and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As resident, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks.

Our business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, and networks and, because the nature of our business involves the receipt and retention of personal information about our residents, our residents’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our residents’, or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries, vendors, and the third party property managers that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and residents, or cyber attacks or security breaches of the networks, systems, or devices that our residents use to access our products and services, could result in resident attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded. To date, to our knowledge, we have not experienced any material impact relating to cyber-attacks or other information security breaches.

Risks Related to the Student Housing Industry

Our results of operations relating to student housing properties will be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student housing industry.

We generally intend to lease our student housing properties under leases with periods of approximately one year, and in certain cases, under nine month or shorter-term semester leases. As a result, we may experience reduced cash flows during the summer months at student housing properties with lease terms shorter than 12 months. Furthermore, we expect that all of our student housing properties must be entirely re-leased each year during a limited leasing season that usually begins in October and ends in August of each year. Therefore, we will be highly dependent on the effectiveness of the marketing and leasing efforts and personnel of our third party property managers during this season, exposing us to significant leasing risk.

Changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university-owned facility, the demand for beds at our student housing properties may be reduced and our occupancy rates may decline. While we may engage in marketing efforts to compensate for such change in admission policy, we may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period or our additional marketing efforts may not be successful.

We may rely on our relationships with colleges and universities for referrals of prospective student-residents or for mailing lists of prospective student-residents and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on us. If colleges and universities refuse to make their lists of prospective student-residents and their parents available to us or increase the costs of these lists, there could be a material adverse effect on us.

Competition from other student housing properties, including on-campus housing and traditional multi-family housing located in close proximity to the colleges and universities from which we will draw student-residents, may reduce the demand for our student housing, which could materially and adversely affect our cash flows, financial condition, and results of operations.

Our student housing properties will compete with properties owned by universities, colleges, national and regional student housing businesses, and local real estate concerns, including public-private partnerships (PPPs or P3s). On-campus student housing has inherent advantages over off-campus student housing due to its physical location on the campus and integration into the academic community, which may cause student-residents to prefer on-campus housing to off-campus housing. Additionally, colleges and universities may have financial advantages that allow them to provide student housing on terms more attractive than our terms. For example, colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than private, for-profit real estate concerns, such as our company.

There may be student housing properties located near or in the same general vicinity of our student housing properties that compete directly with our student housing properties. Such competing student housing properties may be newer, located closer to campus, charge less rent, possess more attractive amenities, offer more services and lease inducements, or offer shorter lease terms or more flexible lease terms than our student housing properties. Competing student housing properties could reduce demand for our student housing properties and materially and adversely affect our rental income.

Revenue at a particular student housing property could also be adversely affected by a number of other factors, including the construction of new on-campus and off-campus housing, decreases in the general levels of rents for housing at competing properties, decreases in the number of students enrolled at one or more of the colleges or universities from which the property draws student-residents, and other general economic conditions.

Although we believe no participant in the student housing industry holds a dominant market share, we compete with larger national companies, colleges, and universities with greater resources and superior access to capital. Furthermore, a number of other large national companies with substantial financial and marketing resources may enter the student housing business. The activities of any of these companies, colleges, or universities could cause an increase in competition for student-residents and for the acquisition, development, and management of other student housing properties, which could reduce the demand for our student housing properties.

Reporting of on-campus crime statistics required of universities may negatively impact our communities.

Federal and state laws require universities to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring in the vicinity of, or on the premises of, our student housing properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student housing properties may have an adverse effect on both our on-campus and off-campus communities.

The financial performance of our student housing properties will be dependent upon their residents.

The financial performance of our student housing properties will depend on the residents and their payment of rent under their respective residential leases. Additionally, residents of student housing are inherently transient and our properties will face significant resident turnover as students graduate or otherwise cease to attend the applicable school. If a large number of residents become unable to make rental payments when due, decides not to renew their respective residential leases, or decides to terminate their respective residential leases, this could result in a significant reduction in rental revenues. In addition, the costs and time involved in enforcing rights under a residential lease with a resident, including eviction and re-leasing costs, may be substantial and could be greater than the value of such residential lease. There can be no assurance that we will be able to successfully pursue and collect from defaulting residents or re-let the premises to new residents without incurring substantial costs, if at all.

The ability of our third party property manager to retain current residents and attract new residents, if necessary, and to increase rental rates as necessary, will depend on factors both within and beyond the control of such property manager. These factors include changing student housing and demographic trends and traffic patterns, the availability and rental rates of competing dormitories or private residential space, general and local economic conditions, the growth and success of schools, and the financial viability of the residents. The loss of a resident and the inability to maintain favorable rental rates with respect to our properties would adversely affect our viability and the value of our properties. Although insurance will be obtained with respect to our properties to cover casualty losses and general liability and business interruption, no other insurance will be available to cover losses from ongoing operations. The occurrence of a casualty resulting in damage to our properties could decrease or interrupt the payment of residents’ rent.

Risks Related to the Senior Housing Industry

Our senior housing properties and their operations will be subject to extensive regulations.

Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our management agreements and, if applicable, our leases, will generally require the third party operators of our senior living properties to maintain such properties in compliance with applicable laws and regulations, and we will expend resources to monitor their compliance. However, these third party operators may suffer financial distress, and our available financial resources or those of the third party operators of our properties may be insufficient to fund the expenditures required to operate our senior housing properties in accordance with applicable laws and regulations. If we fund these expenditures, our managed senior living communities may fail to generate profits sufficient to fund our minimum returns or our lessee’s financial resources may be insufficient to satisfy their increased rental payments to us.

While we intend that most of our senior housing properties will be primarily reliant on private payment sources, various licensing, Medicare, and Medicaid laws will require the third party operators who operate our senior living communities to comply with extensive standards governing their operations. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, also facilitates the U.S. Department of Justice’s ability to investigate allegations of wrongdoing or fraud at skilled nursing facilities. When violations of anti-fraud, false claims, anti-kickback, or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements, and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We or our third party operators may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on the communities which such third party operators will operate. If such third party operators are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our returns. If any of our third party operators becomes unable to operate our properties, or if any of our lessees becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, such incidents may trigger a default under their management agreements or leases with us, our third party operators’ or lessees’ credit agreements, and we may experience difficulty in finding substitute third party operators or lessees or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

The trend for senior citizens to delay moving to senior living residences until they reach an older age or require greater care may increase operating costs, reduce occupancy, and increase resident turnover rate at our senior living communities.

Senior citizens have been increasingly delaying their moves to senior living residences until they reach an older age. If this trend continues, the occupancy rate at senior living communities we acquire may decline and the resident turnover rate at those communities may increase. Further, older aged persons may have greater care needs and require higher acuity services, which may increase our, our third party operators’ and our lessees’ cost of business, expose us, such third party operators’ and lessees’ to additional liability or result in lost business and shorter stays at our senior living communities if such third party operators and lessees are not able to provide the requisite care services or fail to adequately provide those services.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our leased and managed senior living communities.

State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of the resident agreements we anticipate entering into at our leased and managed senior living communities will allow residents to terminate their agreements on 30 days’ notice. Thus, we and the third party operators and lessees of our properties may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from the leased and managed senior living communities we acquire could be materially and adversely affected. In addition, the advanced ages of senior living residents at the leased and managed senior living communities we acquire will make the resident turnover rate in these senior living communities difficult to predict.

Provisions of the ACA could adversely affect us or the third party operators and lessees of our properties.

The ACA contains insurance changes, payment changes, and healthcare delivery systems changes that will affect us and the third party operators and lessees of our properties. Provisions of the ACA may result in Medicare payment rates and other payment rates being less than for the preceding fiscal year. We are unable to predict how potential Medicare rate reductions under the ACA will affect our third party operators’ and lessees’ future financial results of operations; however, the effect may be adverse and material and hence adverse and material to our future financial condition and results of operations.

The ACA includes other changes that may affect us, our third party operators, and lessees, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value based purchasing plans and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician and skilled nursing facility services, provided during an episode of care.

In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years.

In June 2015, the U.S. Supreme Court decided that income tax credits under the ACA are available to individuals who purchase health insurance on an exchange created by the federal government, in the same way such credits are available to individuals who purchase health insurance on an exchange created by a state. Such subsidies provide certain eligible taxpayers with the ability to purchase or maintain health insurance.

On January 20, 2017, President Trump signed an Executive Order stating that it was the policy of the Trump administration to seek the prompt repeal of the ACA. That Executive Order also directed federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal burden on any state or a cost, fee, tax, penalty or regulatory burden on any individual, family, healthcare provider, health insurer, patient, recipient of healthcare services, purchaser of health insurance or makers of medical devices, products or medications. Thereafter, legislation was introduced to repeal the ACA in whole or in part. While such legislation did not pass, there continues to be pressure to pass legislation that would, at a minimum, modify the ACA. Because of the continued uncertainty about the implementation of the ACA, including the potential for further legal challenges or amendments of that legislation, we cannot quantify or predict with any certainty the likely impact of the ACA or its amendment on our and our third party operators’ and lessees’ business models, prospects, financial condition, or results of operations.

On October 12, 2017, President Trump signed an Executive Order, entitled “Presidential Executive Order Promoting Healthcare Choice and Competition Across the United States,” that (i) ordered the Secretary of Labor to consider proposing regulations or revising guidance to expand access to Association Health Plans; (ii) ordered the Secretaries of the Treasury, Labor, and Health and Human Services to consider proposing regulations or revising guidance to expand the availability of Short-Term Limited-Duration Insurance; and (iii) ordered the Secretaries of the Treasury, Labor, and Health and Human Services to consider proposing regulations or revising guidance to increase the usability of Health Reimbursement Arrangements (HRAs), to expand employers’ ability to offer HRAs to their employees, and allow HRAs to be used in conjunction with nongroup coverage.

On the same day, President Trump announced that the government would terminate cost-sharing reduction payments, or CSR payments, to health insurance companies. In December 2017, Congress passed the Tax Cuts and Jobs Act of 2017 that eliminated the ACA’s tax penalty for individuals not covered by health insurance beginning in 2019. In response to the elimination of the tax penalty, on December 14, 2018, a judge in the U.S. District Court for the Northern District of Texas declared the ACA’s individual mandate unconstitutional and declared the remaining provisions of the ACA inseverable and invalid in the case of Texas v. United States of America. The decision noted that the elimination of the tax penalty via the Tax Cuts and Jobs Act of 2017 invalidated the argument under National Federation of Independent Business v. Sebelius (2012) that upheld the ACA via the taxing power. The decision is expected to be appealed. Despite the ruling, the ACA remains in effect.

Our failure or the failure of the third party operators and lessees of our properties to comply with laws relating to the operation of the leased and managed communities we acquire may have a material adverse effect on the profitability of the senior living communities we acquire, the values of our properties, and the ability of our lessees to pay us rent.

We, our third party operators, and our lessees will be subject to or impacted by extensive, frequently changing federal, state, and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how such third party operators and lessees conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting communities that participate in Medicaid; federal and state laws affecting skilled nursing facilities, clinics and other healthcare facilities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act of 1990, or ADA, and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We expect that we and the third party operators of our senior living properties will expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. Moreover, the failure of our third party operators to properly operate the senior living communities we acquire could result in fines or other sanctions which may materially and adversely impact our ability to obtain or renew licenses for such managed communities.

If we or the third party operators and lessees of our properties fail to comply with any applicable legal requirements, including future changes in the applicable regulatory framework, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect the profitability of the managed senior living communities we acquire, the values of our properties and the ability of our lessees to pay us rent.

We and the third party operators and lessees of our properties will be required to comply with federal and state laws governing the privacy, security, use, and disclosure of individually identifiable information, including financial information and protected health information. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, we and

the third party operators of our senior living properties will be required to comply with the HIPAA privacy rules, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information.

If we or the third party operators and lessees of our properties fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition, and results of operations.

We are dependent on the ability of our third party operators to successfully manage and operate our senior housing properties.

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing healthcare facilities, we must engage third parties to operate such senior housing properties either as tenants through triple-net or similar lease structures or as eligible independent contractors pursuant to an agreement with our TRS or one of its subsidiaries as permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. Under the RIDEA structure, we may lease such senior housing properties to one or more TRSs, which may be wholly-owned by us. Each TRS pays corporate-level income tax and may retain any after-tax income. We must satisfy certain conditions to use the RIDEA structure. One of those conditions is that such TRS must hire an “eligible independent contractor” (“EIK”) to operate such senior housing properties and such EIK must be actively engaged in the trade or business of operating healthcare facilities for parties other than us. An EIK cannot (i) own more than 35% of us, (ii) be owned more than 35% by persons owning more than 35% of us, or (iii) provide any income to us (i.e., the EIK cannot pay fees to us, and we cannot own any debt or equity securities of the EIK). Accordingly, while we may lease our senior housing properties that are healthcare facilities to a TRS that we own, the TRS must engage a third party operator to manage and operate such senior housing properties. Thus, our ability to direct and control how certain of our senior housing properties are operated is less than if we were able to manage such properties directly.

Significant legal actions and liability claims against us in excess of insurance limits could subject us to increased operating costs and substantial uninsured liabilities, which may adversely affect our financial condition and results of operations.

The senior living and healthcare services businesses entail an inherent risk of liability, particularly given the demographics of our residents, including age and health, and the services they receive. In recent years, certain participants in our industry have been subject to an increasing number of claims and lawsuits alleging that certain services have resulted in resident injury or other adverse effects. Many of these lawsuits involve large damage claims and significant legal costs. While we maintain liability insurance policies in amounts and with the coverage and deductibles we believe are adequate based on the nature and risks of our business, historical experience and industry standards, there can be no guarantee that we will not have any claims that exceed our policy limits in the future.

If a successful claim is made against us and it is not covered by our insurance or exceeds the policy limits, our financial condition and results of operations could be materially and adversely affected, regardless of the merit of such claim or our ability to successfully defend the same. In some states, state law may prohibit or limit insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, also could have a material adverse effect on our ability to attract residents or expand our business and could require our management, or our third party operators, to devote time to matters unrelated to the day-to-day operation of our business and properties. We also have to renew our policies every year and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. There can be no assurance that we will be able to obtain liability insurance in the future or, if available, that such coverage will be available on acceptable terms.

Some third party operators or lessees of our properties may be faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to fulfill insurance, indemnification, and other obligations to us under management agreements and leases, including rental payments and minimum and other return payments.

In some states, advocacy groups monitor the quality of care at memory care facilities and assisted and independent living communities, and these groups have brought litigation against operators and owners. Also, in several instances, private litigation by skilled nursing facility patients, assisted and independent living community residents or their legal representatives have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation will be to materially increase the costs of monitoring and reporting quality of care compliance incurred by some third party operators of our senior living properties. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of the third party operators of our senior living properties to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of the third party operators of our senior living properties to be unable to fulfill their insurance, indemnification and other obligations to us under their management agreements or leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause such third party operators to become unable to generate and pay minimum and other returns to us, or to pay rents that may be due to us.

Our returns from our managed properties depend on the ability of our third party operators to continue to maintain or improve occupancy levels.

Any senior housing property in which we invest may have relatively flat or declining occupancy levels due to a weak economy, changing demographics, falling home prices, declining incomes, stagnant home sales, competition from other senior housing developments, and a variety of other factors. In addition, the senior housing sector may continue to experience a decline in occupancy due to the weak economy and the associated decision of certain residents to vacate a property and instead be cared for at home. Occupancy levels may also decline due to seasonal contagious illnesses such as influenza. A material decline in occupancy levels and revenues may make it more difficult for the operators of any senior housing property in which we invest to successfully generate income for us. Alternatively, to avoid a decline in occupancy, a third party operator may reduce the rates charged, which would also reduce our revenues and therefore negatively impact our ability to generate income.

General Risks Related to Investments in Real Estate

The growth portion of our acquisition strategy involves a higher risk of loss than more conservative investment strategies.

We may acquire student housing or senior housing properties that require development, redevelopment, lease-up, or repositioning in order to increase the value of such properties. We may not be successful in identifying properties that can achieve our growth objectives or we may experience costs in excess of our budgets for such development, redevelopment, lease-up, or repositioning. We may also acquire properties in markets that are overbuilt or otherwise overserved. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach of allocating a portion of our portfolio to acquiring and operating growth assets involves more risk than comparable real estate programs that employ more conservative investment strategies.

There are inherent risks with real estate investments.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;
•	changes in supply of or demand for similar or competing properties in an area, including additional competing developments;
•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•	changes in tax, real estate, environmental and zoning laws;
•	changes in property tax assessments and insurance costs; and
•	increases in interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.

Many of the real properties we acquire may have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining residents, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of residents. The resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

If we enter into non-compete agreements with the sellers of the properties that we acquire, and the terms of those agreements expire, then the sellers may compete with us within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

We may enter into non-compete agreements with the sellers of the properties that we acquire in order to prohibit the seller from owning, operating, or being employed by a competing property for a predetermined time frame and within a geographic radius of a property that we acquire. When these non-compete agreements expire, we may face the risk that the seller will develop, own, operate, or become employed by a competing property within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations, and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders.

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets.

We may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. In some circumstances, lock-out provisions may prohibit us from reducing or increasing the amount of indebtedness with respect to any properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders’ best interests.

Rising expenses could reduce cash available for future acquisitions.

Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs, and maintenance and administrative expenses. If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect funds available for future acquisitions or cash available for distribution.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development, and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition, and development of real properties could adversely affect our stockholders’ returns. From time to time we may acquire unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgets, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

A typical student or senior housing construction period is expected to be 12–18 months once the land has been acquired and all necessary permits and governmental approvals are obtained. The marketing timeframe to pre-lease a new student housing development to stabilization should roughly parallel such construction period. For senior housing, new development lease-up periods to stabilization will likely be 18–36 months from the completion of construction. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All of our real property, and the operations conducted on such real property, are subject to laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation, and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent, or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various applicable fire, health, life-safety, and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity, or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

We may incur significant costs associated with complying with the Americans with Disabilities Act and similar laws.

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state, and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. We will make every reasonable effort to ensure that our properties substantially comply with the requirements of the ADA and other applicable laws. However, there can be no assurance that we will be successful in doing so. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award or damages to the government or private litigants and also could result in an order to correct any non-complying feature. Also, discrimination on the basis of certain protected classes can result in significant awards to victims. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA, or other legislation. If we incur substantial costs to comply with the ADA, FHAA, or any other legislation, we could be materially and adversely affected.

Class action, tenants’ rights, and consumer rights litigation may result in increased expenses and harm our results.

There are numerous tenants’ rights and consumer rights organizations that operate in our markets, and, as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. With the increased market for rentals, some of these organizations may shift their litigation, lobbying, fundraising, and grass roots organizing activities to focus on landlord-tenant issues, including issues relating to the Fair Housing Act and its state law counterparts. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take if initiated or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could limit our business operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced, or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We intend to use medium-to-high leverage (between 55% to 60% loan to purchase price) during this offering and may place permanent financing on our properties or obtain credit facilities or other similar financing arrangements in order to acquire properties as funds are being raised in this offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

We intend to incur indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

If we or the other parties to our loans breach covenants thereunder, such loan or loans could be deemed in default, which could accelerate our repayment dates and materially adversely affect the value of our stockholders investments in us.

As of December 31, 2018, we had the following loans outstanding: (i) on June 28, 2017, we, through the JPM Borrower, entered into the JPM Mortgage Loan in the amount of $29.5 million, (ii) on September 28, 2017, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Nationwide Loan in the amount of $23.5 million, (iii) on February 23, 2018, we, through three property-owning special purpose entities wholly-owned by our operating partnership, entered into the Freddie Mac Utah Loans in the aggregate amount of $46.9 million, (iv) on February 23, 2018, we, through the KeyBank Bridge Borrowers, entered into the Utah Bridge Loan in the original amount of $24.5 million, (v) on August 31, 2018, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Freddie Mac Courtyard Loan in the amount of $63.2 million, and (vi) on August 31, 2018, we, through the KeyBank Bridge Borrowers, entered into the Courtyard Bridge Loans to add two tranches to the Utah Bridge Loan for an additional aggregate amount of up to $41 million.

The JPM Mortgage Loan is secured by a first mortgage on the Fayetteville Property, the Nationwide Loan is secured by a first mortgage on the Tallahassee Property, each Freddie Mac Utah Loan is secured by a first mortgage on Wellington, Cottonwood Creek, and Charleston, and the Freddie Mac Courtyard Loan is secured by a first mortgage on the Courtyard Property. The Utah Bridge Loan and the Courtyard Bridge Loans are secured by: a pledge of certain equity interests held by an entity controlled by Mr. Schwartz; a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in Wellington, Cottonwood Creek, Charleston, and the Courtyard Property; a pledge of the proceeds from the issuance of equity interests in us and our operating partnership to the extent constituting collateral, including net proceeds from our public offering; the right, title and interest in and to the bank account in which such equity interest proceeds will be deposited; and a pledge of distributions received by an affiliate of our Sponsor. Each of the JPM Mortgage Loan, the Nationwide Loan, the Freddie Mac Utah Loans, the Freddie Mac Courtyard Loan, the Utah Bridge Loan and the Courtyard Bridge Loans (collectively, the “Outstanding Loans”) also imposes a number of financial covenant requirements on us and, in certain cases, on Mr. Schwartz. If we, or the other parties to the Outstanding Loans, as the case may be, should breach certain of those financial or other covenant requirements, or otherwise default on any of the Outstanding Loans, then the lenders with respect thereto, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, the respective lenders, as the case may be, could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us. In addition, the Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

Our obligation to make balloon payments could increase the risk of default.

Certain of our debt will have balloon payments of up to 100% of the principal amount of such loans due on the respective maturity dates. Thus, such debt will have a substantial payment due at the scheduled maturity date, unless previously prepaid or refinanced.  Loans with a substantial remaining principal balance on their stated maturity involve greater degrees of risk of non-payment at stated maturity than fully amortizing loans. As a result, our ability to repay the such loans on their respective maturity dates will largely depend upon our ability either to prepay such loans, refinance such loans or to sell, to the extent permitted, all or a portion of the properties encumbered by such loans, if any. Our ability to accomplish either of these goals will be affected by a number of factors at the time of attempted prepayment, refinancing or sale, including, but not limited to: (i) the availability of, and competition for, credit for commercial real estate; (ii) prevailing interest rates; (iii) the net operating income generated by our properties; (iv) the fair market value of our properties; (v) our equity in our properties; (vi) our financial condition; (vii) the operating history and occupancy level of our properties; (viii) the tax laws; and (ix) the prevailing general and regional economic conditions.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets recently experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Certain Risks Associated with Investments in Affiliated DSTs

We will have limited control over the management of a DST.

The signatory trustee of a DST, an affiliate of our Sponsor, is solely responsible for the operation and management of the DST. As an investor in a DST, we will have no right to participate in the management of the DST or in the decisions made by the signatory trustee, including any decision to sell the DST’s property or on what terms any sale will be consummated. The signatory trustees may only be removed by investors holding a majority of the beneficial interests and only if the signatory trustee has engaged in willful misconduct, fraud or gross negligence with respect to the DST.

The signatory trustee has certain limits on its authority, and the DST may face increased termination risk.

To comply with the IRS regulations regarding like-kind exchanges under Section 1031 of the Code, the DST structure prevents the signatory trustee from engaging in the following actions, to the extent any such action would “vary the investment” of the DST investors under such IRS regulations: (1) reinvesting money held by the DST, except as provided in the trust agreement; (2) entering into new financing, renegotiating the master lease or entering into a new lease or leases except in the event of the bankruptcy or insolvency of the master tenant; (3) making other than minor non-structural modifications to the property other than as required by law; (4) after the formation and capitalization of the DST, accepting any additional capital contributions from any investor, or any contributions from any prospective new investor; or (5) taking any other action that would in the opinion of tax counsel cause the DST to be treated as a “business entity” for federal income tax purposes.  Accordingly, in order to be able to take any of the above actions that may be necessary to avoid a loss of the property, the DST may be converted into a Delaware limited liability company (a “Springing LLC”). The property would remain subject to the master lease and any mortgage loan (unless otherwise terminated or renegotiated), and our ownership interest in the Springing LLC would be identical to our interest in the DST (subject to the impact of additional capital requirements). Investors, however, will at such time no longer be considered to own, for federal income tax purposes, a direct ownership interest in the property and, therefore, will not be able to do a tax-free exchange when a Springing LLC ultimately disposes of the property.

The master tenant will have limited capital and may not perform its obligations under the master lease.

Each DST will master lease the DST’s property to a master tenant, an affiliate of the Sponsor.  Each master tenant will be a newly formed entity with no operating history.  The master tenant’s capitalization consists solely of a demand note from the Sponsor, typically in the amount of $250,000 for a single property DST. The Sponsor is under no obligation to contribute capital to the master tenant other than the amount of the demand note. If the master tenant needs funds to pay rent to the DST under the master lease or satisfy its other obligations under the master lease, it will need to call upon the Sponsor to contribute the amount of the demand note except to the extent of any net earnings it may have retained. However, no assurance can be given that the Sponsor’s payment of the demand note will be sufficient to enable the master tenant to pay rent or to fund its obligations under the master lease, or that the Sponsor will be able to fund the demand note if called upon by the master tenant to do so. In addition, no person or entity will guarantee payment of the rent or the performance of the obligations of the master tenant under the master lease.

No assurances can be given that a DST’s property will be operated properly or successfully.   Consequently, there can be no assurance that the master tenant will make payments of rent to the DST, as such payments are contingent upon the successful operation of the property.  A significant financial problem with the property could adversely affect the master tenant’s ability to satisfy its financial obligations under the master lease. Under the master lease, the master tenant will be obligated to pay debt service on any mortgage debt secured by the property (in the form of base rent) and the operating expenditures of the property regardless of whether the property is profitable. If a DST’s property is performing poorly, for whatever reason, the master tenant may not be able to pay the rent required under the master lease. If the master tenant is unable to pay the rent or otherwise satisfy its obligations under the master lease, the DST would have the right to terminate the master lease, but will then be subject to all of the risks associated with the ownership, management, operation and leasing of the property. These risks are substantially greater than the risks of solely being the landlord under the master lease wherein the master tenant is obligated to operate, manage, lease and maintain the property. Furthermore, if the master tenant is unable to pay debt service or other operating expenditures with respect to the property, then (1) the property may fall into disrepair, (2) the master tenant might be in default under residential leases and be subject to  remedies provided to residents under their respective leases, (3) the DST would be in default under its mortgage loan and other material agreements or easements encumbering the property, which may subject the property to foreclosure by the mortgage lender or the imposition of lien claims under certain circumstances, or (4) in the event of a failure to pay property or real estate taxes or assessments, the property may be subject to foreclosure or seizure by the taxing authority.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions as we will incur additional tax liabilities.

We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT would adversely affect the return of our stockholders’ investments.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including our Public Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our Public Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us.  These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

If any of our partnerships fail to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our partnerships, including our Operating Partnership, as partnerships for federal income tax purposes. However, if the IRS were to successfully challenge the status of any of our partnerships as a partnership, then it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, then it would become subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also threaten our ability to maintain REIT status.

We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected or intend to elect to treat the TRS as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state, and local taxes, we will have less cash available for distributions to our stockholders.

If we were considered to actually or constructively pay a “preferential dividend” to our stockholders, our status as a REIT could be adversely affected.

As discussed above, in order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP in the United States), determined without regard to the deduction for distributions paid and excluding net capital gains. Until we are required to file annual and periodic reports with the SEC under the Securities Exchange Act of 1934, distributions must not be considered “preferential dividends” in order for them to be counted as satisfying the annual distribution requirements for REITs and to provide us with a REIT-level tax deduction. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions, or the allocation of certain fees among different classes of stock), except as otherwise set forth with respect to a particular REIT in a private letter ruling from the IRS to such REIT. We believe that differences in dividends distributed to holders of Class A shares as compared to Class T shares and Class W shares, as a result of the stockholder servicing fees and dealer manager servicing fees, respectively, will not result in preferential dividends. However, we have not applied for a ruling from the IRS with respect to our multi-class stock structure or our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT. We have received the opinion of Nelson Mullins that our class structure complies with tax law requirements in effect as of the date of such opinion and that dividend payments by us will be deductible and will not adversely affect our qualification as a REIT. This opinion has been issued in connection with our Public Offering. Opinions of counsel are not binding on the IRS or on any court. Therefore, if the IRS were to successfully assert that we paid a preferential dividend, we may be deemed to have either (a) distributed less than 100% of our REIT taxable income and therefore be subject to tax on the undistributed portion, or (b) distributed less than 90% of our REIT taxable income, in which case our status as a REIT could be terminated if we were unable to cure such failure.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount of the distribution which was not a tax-free return of capital. This is the same tax treatment that would result if a stockholder received the distribution in cash, notwithstanding the fact that they reinvested the entire distribution in common stock pursuant to the plan. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on taxable amount of the distribution.

In certain circumstances, we may be subject to U.S. federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly, at the level of our operating partnership, or at the level of any other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	Part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and
•

Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or regulatory action could adversely affect investors.

Individuals with incomes below certain thresholds are subject to federal income taxation on qualified dividends at a maximum rate of 15%. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends available as set forth in the 2017 Tax Act.  Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock. Our stockholders should also note that our legal counsel’s tax opinion assumes that no legislation will be enacted after the date of such opinion that will be applicable to an investment in our shares.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

To the extent our distributions represent a return of capital for tax purposes, our stockholders could recognize an increased capital gain upon a subsequent sale of our common stock.

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but instead will constitute a return of capital and will reduce such adjusted basis. (Such distributions to Non-U.S. Stockholders may be subject to withholding, which may be refundable.) If distributions exceed such adjusted basis, then such adjusted basis will be reduced to zero and the excess will be capital gain to the stockholder. If distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.

ERISA Risks

There are special considerations that apply to qualified pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a qualified pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;
•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;
•	their investment satisfies the prudence and diversification requirements of ERISA;
•	their investment will not impair the liquidity of the plan or IRA;
•	their investment will not produce unrelated business taxable income for the plan or IRA;
•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans, IRAs, and other tax-favored benefit accounts should consider ERISA and related risks of investing in our shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (i) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (ii) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the DOL plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.

In addition, stockholders that invest the assets of an IRA or a pension, profit sharing, 401(k), Keogh or other employee benefit plan, should confirm that their investment (i) is consistent with their fiduciary obligations under ERISA and other applicable law, (ii) is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy, and (iii) satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA. Our stockholders should also determine that their investment will not impair the liquidity of the plan or IRA and will not produce UBTI for the plan or IRA; or, if it does produce UBTI, that the purchase and holding of the investment is still consistent with such stockholder’s fiduciary obligations. Our stockholders should also confirm that they will be able to value the assets of the plan annually in accordance with ERISA requirements, and their investment will not constitute a prohibited transaction under Section 406 of ERISA or Code Section 4975.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2018 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

As of December 31, 2018, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$658	198	592	74.8%
Tallahassee	September 28, 2017	August 2017	Florida State University	767	125	434	92.4%
Total				$709	323	1,026	82.3%

(1)	Calculated based on our base rental revenue earned during the year ended December 31, 2018 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of December 31, 2018.

As of December 31, 2018, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy %(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,705	119	88.2%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,656	112	70.5%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	3,752	64	93.8%
Courtyard	August 31, 2018	1992-2009	Portland, Oregon	4,224	286	93.3%
Total				$4,160	581	87.9%

(1)

Calculated based on our revenue earned during the year ended December 31, 2018 divided by average occupied units over the same period. Each property is included in the respective calculations starting with its first full month of operations after we acquire the property, as appropriate.

(2)	Represents occupied units divided by total rentable units as of December 31, 2018.

The weighted average capitalization rate for the two operating student housing properties we owned as of December 31, 2018 was approximately 5.29%. The weighted average capitalization rate for the four operating senior housing properties we owned as of December 31, 2018 was approximately 6.33%. The combined weighted average capitalization rate as of December 31, 2018 was approximately 5.93%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, property management oversight fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2018, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 19, 2019, we had approximately 11.1 million shares of Class A common stock outstanding, approximately 47,000 shares of Class T common stock outstanding and approximately 67,000 shares of Class W common stock outstanding, held by a total of approximately 1,300 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class A shares of our common stock to the public at a price of $10.33 per share and at a price of approximately $9.81 per Class A share pursuant to our distribution reinvestment plan, Class T shares of our common stock to the public at a price of $10.00 per share and at a price of approximately $9.50 pursuant to our distribution reinvestment plan, and Class W shares of our common stock to the public at a price of $9.40 and at a price of approximately $9.40 pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed for trading on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and account trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including account trustees and custodians) who identify themselves to us and request the reports.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced our Public Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. When determining the estimated value per share from and after 150 days following the second anniversary of the date we commenced our Public Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

With respect to any estimate of the value of our common stock, there can be no assurance that the estimated value, or method used to estimate value, would be sufficient to enable an ERISA fiduciary or an IRA custodian to comply with the ERISA or other regulatory requirements. The DOL or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2018, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	1,112,743
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,112,743

(1)

The total number of shares of our Class A common stock reserved for issuance under the plan is equal to 10% of our outstanding shares of Class A, Class T and Class W common stock at any time, net of any shares already issued under the plan, but not to exceed 10,000,000 shares in the aggregate. At this time, we have no plans to issue any awards under our incentive plan, except for the granting of restricted stock to our independent directors. As of December 31, 2018, we had approximately 11,202,430 outstanding shares of common stock.

Recent Sales of Unregistered Securities

In connection with our incorporation, we issued 111.11 shares of our common stock to our Advisor for an aggregate price of $1,000 in a private placement offering on October 4, 2016. No sales commission or other consideration was paid in connection with the sale. Such offering was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Until March 15, 2018, we were engaged in our Primary Private Offering of up to $100 million in shares of common stock to accredited investors (as defined in Rule 501 under the Securities Act) pursuant to a confidential private placement memorandum dated January 27, 2017, as amended and supplemented. We terminated our Primary Private Offering on March 15, 2018. We received net offering proceeds of approximately $86 million from the sale of approximately 10.8 million shares of common stock in the Private Offering after commissions, fees and expenses. We incurred approximately $6.7 million in sales commissions and dealer manager fees in connection with the Private Offering. Select Capital Corporation was the dealer manager for the Private Offering.

Each of the purchasers of our common stock in the Private Offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuances of our common stock were exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Use of Proceeds from Registered Securities

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, which was declared effective by the SEC, consists of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares. As of December 31, 2018, we had sold approximately 126,000 shares of Class A Common stock, approximately 36,000 shares of Class T Common stock, and approximately 44,000 shares of Class W Common stock for gross offering proceeds of approximately $2.0 million in our Primary Public Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). For the year ended December 31, 2018, we received one redemption request for approximately 2,000 shares (approximately $15,000) which was fulfilled in January of 2019. For the year ended December 31, 2017 we did not receive any requests for redemption.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017
Operating Data
Total revenues	$23,372,722	$3,651,331
Net loss	(15,720,781)	(7,062,210)
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	(16,029,733)	(6,233,945)
Net loss per Class A common share-basic and diluted	(1.51)	(2.78)
Net loss per Class T common share-basic and diluted	(1.51)	—
Net loss per Class W common share-basic and diluted	(1.51)	—
Dividends declared per common share	0.62	0.25
Balance Sheet Data
Real estate facilities, net	$251,222,802	$97,003,667
Total assets	277,969,615	115,126,186
Total debt, net	203,735,898	52,299,638
Total liabilities	212,909,330	54,566,859
Equity	52,304,923	60,255,483
Other Data
Net cash provided by (used in) operating activities	$835,907	$(1,285,994)
Net cash used in investing activities	(172,770,042)	(106,437,232)
Net cash provided by financing activities	172,834,748	118,093,224

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

On May 1, 2018, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering,” and collectively with the Private Offering, the “Offerings”), consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares). As of December 31, 2018, we had sold approximately 126,000 Class A shares, 36,000 Class T shares, and approximately 44,000 Class W shares for gross offering proceeds of approximately $2.0 million in our Public Offering.

As of December 31, 2018 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of December 31, 2018, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$658	198	592	74.8%
Tallahassee	September 28, 2017	August 2017	Florida State University	767	125	434	92.4%
Total				$709	323	1,026	82.3%

(1)	Calculated based on our base rental revenue earned during the year ended December 31, 2018 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of December 31, 2018.

Senior Housing

On February 23, 2018, we purchased our first three senior housing properties, which are located near Salt Lake City, Utah and are known as Wellington, Cottonwood Creek and Charleston. On August 31, 2018, we purchased an additional senior housing property (the “Courtyard Property”) located in Portland, Oregon.

As of December 31, 2018, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,705	119	88.2%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,656	112	70.5%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	3,752	64	93.8%
Courtyard	August 31, 2018	1992-2009	Portland, Oregon	4,224	286	93.3%
Total				$4,160	581	87.9%

(1)

Calculated based on our revenue earned during the year ended December 31, 2018 divided by average occupied units over the same period. Each property is included in the respective calculations starting with its first full month of operations after we acquire the property, as appropriate.

(2)	Represents occupied units divided by total rentable units as of December 31, 2018.

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

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, restricted cash, and other assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

Results of Operations

Overview

As of December 31, 2018, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to successfully acquire additional student housing and senior housing properties, retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

On June 28, 2017, we purchased the Fayetteville Property and commenced formal operations. On September 28, 2017, we purchased our second property, the Tallahassee Property. On February 23, 2018, we purchased our first three senior housing properties: Wellington, Cottonwood Creek, and Charleston. On August 31, 2018, we purchased our fourth senior housing property, the Courtyard Property. Operating results in future periods will depend on the results of operations of these properties and additional student housing and senior housing properties that we acquire.

As of December 31, 2018, we owned two student and four senior housing properties, as compared to December 31, 2017 where we owned two student housing properties.  The comparability of our results of operations was significantly affected by our ongoing acquisition activity in 2018 and 2017. The year ended December 31, 2018 includes a full year of results for our two student housing properties and partial period results for our four senior housing properties.  The year ended December 31, 2017 includes partial period results for our two student housing properties. Therefore, we believe there is little basis for comparison between the years ended December 31, 2018 and 2017.

We expect revenues and expenses to increase in future periods as we acquire additional properties, as well as from recognizing a full period of operating results for the three senior housing properties acquired on February 23, 2018 and the fourth senior housing property acquired on August 31, 2018.

Our results of operations for the year ended December 31, 2018 are not indicative of those expected in future periods as we expect that revenue, operating expenses, depreciation expense, amortization expense, acquisition expense and interest expense will each increase in future periods as a result of recognizing a full period of operating results for acquisitions completed during the year ended December 31, 2018 and anticipated future acquisitions.

Comparison of the Year Ended December 31, 2018 and the Year Ended December 31, 2017

Leasing and Related Revenues - Student

Leasing and related revenues - student for the year ended December 31, 2018 were approximately $8.4 million, as compared approximately $3.6 million for the year ended December 31, 2017, an increase of approximately $4.8 million. The increase is primarily attributable to a full year of operations for our two student housing properties, compared to a partial period of activity for one student housing property acquired in the second quarter of 2017 and another partial period of activity for our other student housing property acquired in the third quarter of 2017. We expect such revenues primarily to increase in future periods commensurate with our future student housing acquisition activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the year ended December 31, 2018 were approximately $15.0 million, as compared to none for the year ended December 31, 2017. The revenues are attributable to our three senior housing properties acquired in the first quarter of 2018 and our fourth senior housing property acquired in the third quarter of 2018. We expect such revenues primarily to increase in future periods commensurate with our future senior housing acquisition activity, as well as from recognizing a full period of results for our senior housing acquisitions completed during the year ended December 31, 2018.

Property Operating Expenses - Student

Property operating expenses - student for the year ended December 31, 2018 were approximately $4.2 million, as compared to approximately $1.3 million for the year ended December 31, 2017, an increase of approximately $2.9 million. The increase is primarily attributable to a full year of operations for our two student housing properties, compared to partial period of activity for one student housing property acquired in the second quarter of 2017 and another acquired in the third quarter of 2017. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. We expect such property operating expenses primarily to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the year ended December 31, 2018 were approximately $9.5 million, as compared to none for the year ended December 31, 2017. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity, as well as from recognizing full period operating results for acquisitions completed during the year ended December 31, 2018.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the year ended December 31, 2018 were approximately $1.5 million, as compared to approximately $0.1 million for the year ended December 31, 2017, an increase of approximately $1.4 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor. The property operating expenses - affiliates are attributable to our two student housing properties and four senior housing properties that we owned during the year ended December 31, 2018 and two student housing properties we owned for partial periods during the year ended December 31, 2017. The increase is primarily attributable to a full period of operations during 2018 for our 2017 acquisitions and increases due to the properties acquired during 2018. To a lesser extent, property operating expenses - affiliates also increased effective May 1, 2018, as prior thereto the Advisor had waived one half of the asset management fees. We expect property operating expenses - affiliates to increase in future periods commensurate with our future acquisition activity, as well as from recognizing full period operating results for acquisitions completed during the year ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were approximately $1.8 million, as compared to approximately $0.6 million for the year ended December 31, 2017, an increase of approximately $1.2 million. The increase was primarily due to our increased operating activity in the year ended December 31, 2018 as compared to the year ended December 31, 2017. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates and accounting expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the year ended December 31, 2018 were approximately $13.9 million, as compared to depreciation and intangible amortization expenses for the year ended December 31, 2017 of approximately of $3.8 million, an increase of approximately $10.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The increase is primarily attributable to a full period of operations during 2018 for our 2017 acquisitions and due to the properties acquired during 2018.

Acquisition Expenses - Affiliates

Acquisition expenses - affiliates for the year ended December 31, 2018 were approximately $0.2 million, as compared to acquisition expenses - affiliates for the year ended December 31, 2017 of approximately $2.3 million, a decrease of approximately $2.1 million. These acquisition expenses primarily relate to costs incurred related to student housing and senior housing properties which were acquired in the respective period or may be acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses - affiliates decreased primarily due to the adoption of new accounting guidance on January 1, 2018, which resulted in the majority of such costs being capitalized into the cost basis of the assets acquired.

Other Acquisition Expenses

Other acquisition expenses for the year ended December 31, 2018 were approximately $0.3 million, as compared to other acquisition expenses for the year ended December 31, 2017 of approximately $0.6 million, a decrease of approximately $0.3 million. These other acquisition expenses primarily relate to pursuit costs incurred for student housing and senior housing properties which were acquired in the respective period or may be acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses are expected to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the year ended December 31, 2018 was approximately $6.7 million, as compared to interest expense for the year ended December 31, 2017 of approximately $1.1 million, an increase of approximately $5.6 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the year ended December 31, 2018 compared to two student housing properties that we owned during the year ended December 31, 2017. We expect interest expense to fluctuate in future periods commensurate with our future debt level, as well as from recognizing full period operating results for acquisitions completed during the year ended December 31, 2018.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the years ended December 31, 2018 and 2017 was approximately $0.8 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity, as well as from recognizing full period operating results for debt related to acquisitions completed during the year ended December 31, 2018.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended
	December 31, 2018	December 31, 2017	Change
Net cash flow provided by (used in):
Operating activities	$835,907	$(1,285,994)	$2,121,901
Investing activities	(172,770,042)	(106,437,232)	(66,332,810)
Financing activities	172,834,748	118,093,224	54,741,524

Cash flows provided by and used in operating activities for the years ended December 31, 2018 and 2017 were approximately $0.8 million and ($1.3 million), respectively, a change of approximately $2.1 million. The improvement in cash provided by operating activities was primarily the result of an improvement in our net loss during the year ended December 31, 2018, excluding depreciation and amortization of approximately $1.4 million and improvements in working capital of approximately $0.7 million.

Cash flows used in investing activities for the years ended December 31, 2018 and 2017 were approximately $172.8 million and $106.4 million, respectively, a change of approximately $66.4 million. The increase in cash used for investing activities is primarily the result of an increase in cash used for the purchase of real estate.

Cash flows provided by financing activities for the years ended December 31, 2018 and 2017 were approximately $172.8 million and $118.1 million, respectively, a change of approximately $54.7 million. The increase in cash provided by financing activities is primarily the result of an increase in net debt inflows of approximately $99.2 million, an increase in net proceeds from the issuance of preferred equity in our Operating Partnership of $11.1 million, net of a reduction in proceeds of approximately $53.0 million from the issuance of common stock net of offering costs and increased cash distributions of approximately $3.5 million.

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

Distribution Policy

On December 20, 2018, our board of directors declared a daily distribution rate for the first quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on January 1, 2019 and continuing on each day thereafter through and including March 31, 2019. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class W share.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class T shares and Class W shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares and Class W shares will likely be lower than distributions on Class A shares because Class T shares are subject to ongoing stockholder servicing fees and Class W shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the year ended December 31, 2018.

	Year Ended December 31, 2018		Year Ended December 31, 2017
Distributions paid in cash — common stockholders	$4,105,267		$616,387
Distributions paid in cash — Operating Partnership unitholders	14,496		—
Distributions paid in cash — preferred unitholders	—		239,885
Distributions reinvested	2,371,110		303,844
Total distributions	$6,490,873		$1,160,116
Source of distributions
Cash flows provided by operations	$835,907	12.9%	$—
Proceeds from our offerings	3,283,856	50.6%	856,272	73.8%
Offering proceeds from distribution reinvestment plan	2,371,110	36.5%	303,844	26.2%
Total sources	$6,490,873	100.0%	$1,160,116	100.0%

We did not commence paying distributions until September 2017. From our inception through December 31, 2018, we paid cumulative distributions of approximately $7.7 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $22.3 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $17.7 million.

For the year ended December 31, 2018, we paid total distributions of approximately $6.5 million, as compared to net loss attributable to our common stockholders of approximately $16.0 million for the year ended December 31, 2018. Net loss attributable to our common stockholders for the year ended December 31, 2018 includes non-cash depreciation and amortization of approximately $13.9 million, and acquisition related expenses of approximately $0.5 million.

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

Indebtedness

As of December 31, 2018, our total indebtedness was approximately $205.9 million, which included approximately $163.1 million in fixed rate debt and $42.8 million in variable rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of principal and interest on our outstanding indebtedness, if any.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)	$62,331,023	$7,661,937	$15,285,611	$15,090,795	$24,292,680
Debt principal(1)	163,105,000	—	1,207,064	2,691,887	159,206,049
Total contractual obligations	$225,436,023	$7,661,937	$16,492,675	$17,782,682	$183,498,729

(1)

Amounts do not include any balances related to the KeyBank Bridge Loans, as these are neither long-term debt obligations nor long-term liabilities. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Off-Balance Sheet Arrangements

Our investments in private placement offerings by Reno Student Housing, DST and Power 5 Conference Student Housing 1, DST are accounted for under the equity method of accounting. For more information please see Note 8 of the Notes to the Consolidated Financial Statements contained in this report. Other than that, we do not have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2018, our debt consisted of approximately $205.9 million, which included approximately $163.1 million in fixed rate debt and $42.8 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2018:

	Year Ending December 31,
	2019		2020		2021	2022	2023	Thereafter	Total
Fixed rate debt	$—		$527,944		$679,120	$1,011,295	$1,680,592	$159,206,049	$163,105,000
Average interest rate	4.65%		4.65%		4.65%	4.65%	4.65%	4.65%	4.65%
Variable rate debt	$30,619,820	(2)	$12,195,108	(3)	$—	$—	$—	$—	$42,814,928
Average interest rate(1)	6.53%		6.53%		—	—	—	—	6.53%

(1)	The average interest rate was calculated based on the rate in effect on December 31, 2018.
(2)

Such amount is outstanding under the Courtyard Bridge Loans. The Courtyard Bridge Loans mature on August 31, 2019, but may be extended to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the Courtyard Bridge Loans at the time of such extension and certain other customary terms and conditions are met.

(3)

Such amount is outstanding under the Utah Bridge Loan. The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan to further extend the loan maturity date to April 30, 2020.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth below beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. As we are a non-accelerated filer, this report does not include an attestation report of our registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2019 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	52	Chairman of the Board of Directors and Chief Executive Officer	10/2016 – present
Michael S. McClure	56	President	10/2016 – present
Paula Mathews	67	Executive Vice President and Secretary	10/2016 – present
Michael O. Terjung	42	Chief Financial Officer and Treasurer	10/2016 – present
John Strockis	61	Chief Investment Officer	10/2016 – present
Nicholas M. Look	36	Assistant Secretary	9/2017 – present
Stephen G. Muzzy	51	Independent Director	2/2018 – present
Brent Chappell	54	Independent Director	2/2018 – present

H. Michael Schwartz. Mr. Schwartz is the Chairman of our board of directors and Chief Executive Officer. Mr. Schwartz has been an officer and director since our initial formation in October 2016. Mr. Schwartz is the Chief Executive Officer of our Advisor and SmartStop Asset Management, LLC, our Sponsor. Mr. Schwartz served as Chief Executive Officer, President, and Chairman of SmartStop Self Storage, Inc. (“SmartStop Self Storage”) from August 2007 until the merger of SmartStop Self Storage with Extra Space Storage, Inc. (“Extra Space”) on October 1, 2015. During 2018, he also served as Chief Executive Officer and Chairman of each of the three public non-traded self storage REITs that are sponsored by our Sponsor: Strategic Storage Trust II, Inc. (“SST II”), Strategic Storage Growth Trust, Inc. (“SSGT”), until that company merged with and into a wholly-owned subsidiary of SST II in January 2019, and Strategic Storage Trust IV, Inc. (“SST IV”). Since February 2008, Mr. Schwartz has also served as Chief Executive Officer of Strategic Storage Holdings, LLC (“SSH”). He was appointed President of Strategic Capital Holdings, LLC in July 2004. Previously, he held the positions of Vice Chairman or Co-President of U.S. Advisor from July 2004 until April 2007. He has more than 26 years of real estate, securities, and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (subsequently known as Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

Michael S. McClure. Mr. McClure is our President, a position he has held since January 2017. Mr. McClure was previously a member of our board of directors. Mr. McClure was our Chief Financial Officer, Treasurer, and an Executive Vice President from October 2016 to January 2017. Mr. McClure is also the President of our Advisor and Sponsor. From January 2008 through October 1, 2015, Mr. McClure served as Chief Financial Officer and Treasurer of SmartStop Self Storage and served as an Executive Vice President of such entity from June 2011 until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Mr. McClure also currently serves as the President of SST II and SST IV, positions he has held since January 2017. He served as President of SSGT from January 2017 until that company merged with and into a wholly-owned subsidiary of SST II in January 2019. He previously served as Executive Vice President, Chief Financial Officer and Treasurer of each from early 2013 to January 2017, with respect to SSGT and SST II, and from June 2016 to January 2017, with respect to SST IV. Mr. McClure is currently President of SSH and was Chief Financial Officer and Treasurer from January 2008 to January 2017. From 2004 to June 2007, Mr. McClure held various positions, including Vice President of Finance, at the North Inland Empire Division of Pulte Homes, Inc. At Pulte Homes, he was responsible for all finance, accounting, human resources, and office administration functions. From 2002 to 2004, Mr. McClure was a director in the Audit Business Advisory Services practice for PricewaterhouseCoopers LLP. From 1985 to 2002, Mr. McClure was

with Arthur Andersen LLP, holding various positions including partner. In his 20 years of experience in the public accounting field, Mr. McClure had extensive experience in the real estate industry working with REITs, homebuilders, and land development companies and worked on numerous registration statements and public offerings. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. McClure holds a B.S.B.A. degree from California State University, Fullerton.

Paula Mathews. Ms. Mathews has served as our Secretary and an Executive Vice President since our formation in October 2016. Ms. Mathews was appointed Executive Vice President of our Advisor in October 2016. Ms. Mathews is an Executive Vice President of our Sponsor. Ms. Mathews served as an Executive Vice President and Assistant Secretary for SmartStop Self Storage, positions she held since August 2007 and June 2011, respectively, until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Ms. Mathews was also an Executive Vice President and Secretary of SSGT, positions she held from March 2013 until June 2018, and an Executive Vice President and Secretary of SST IV, positions she held from June 2016 until June 2018. In addition, Ms. Mathews is a Director of SST II, a position to which she was appointed in January 2016, and was also an Executive Vice President and Secretary of SST II, positions she held from January 2013 until June 2018. Since August 2007, Ms. Mathews has also served as Secretary for SSH. Since 2005, she has also served as Vice President — Commercial Operations for Strategic Capital Holdings, LLC. Prior to joining Strategic Capital Holdings, LLC, Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases, and land sales. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

Michael O. Terjung. Mr. Terjung is our Chief Financial Officer and Treasurer, positions he has held since January 2017. He has also served as the Chief Financial Officer and Treasurer of our Sponsor and Chief Financial Officer of our Advisor since January 2017. Mr. Terjung is responsible for overseeing our budgeting, forecasting, and financial management policies along with directing regulatory reporting. Mr. Terjung was also the Chief Financial Officer and Treasurer of SSGT until that company merged with and into a wholly-owned subsidiary of SST II in January 2019. Previously, from October 2015 to January 2017, Mr. Terjung served as a Controller for our Sponsor, during which time part of his duties included the accounting, financial management, and SEC and regulatory reporting of SSGT. He served as the Controller of SmartStop Self Storage from September 2014 until its merger with Extra Space on October 1, 2015 and served as a Controller of SSH assigned to SmartStop Self Storage from September 2009 to September 2014. From July 2004 to September 2009 Mr. Terjung held various positions with NYSE listed Fleetwood Enterprises, Inc., including Corporate Controller responsible for financial reporting and corporate accounting. Mr. Terjung gained public accounting and auditing experience while employed with PricewaterhouseCoopers LLP and Arthur Andersen LLP from September 2000 to July 2004, where he worked on the audits of a variety of both public and private entities, registration statements and public offerings. Mr. Terjung is a Certified Public Accountant, licensed in California, and graduated cum laude with a B.S.B.A. degree from California State University, Fullerton.

John Strockis. Mr. Strockis is our Chief Investment Officer, a position he has held since February 2018. He was our Senior Vice President — Acquisitions from October 2016 to February 2018. Mr. Strockis is also Chief Investment Officer for our Sponsor, a position he has held since February 2018. He was previously Senior Vice President — Acquisitions for our Sponsor. He has also been Senior Vice President – Acquisitions of our Advisor. He is directly responsible for all non-self storage commercial property acquisitions, which includes student and senior housing. Mr. Strockis has more than 30 years of commercial real estate experience. Since January 2011, Mr. Strockis has been an active member of the board of directors of Sunwest Bank, serving as a member of its audit, compensation and directors investment committees. From August 2014 until May 2016, Mr. Strockis worked as an Executive Managing Director with an Orange County-based brokerage company. Prior to that, Mr. Strockis served as the President and then Chief Executive Officer of MarWest Commercial Real Estate Services, the nation’s largest commercial association manager, from March 2011 to August 2014 until its sale to FirstService Residential. From April 2009 until March 2011, Mr. Strockis served as Executive Managing Director at Voit Real Estate Services, where he was in charge of the Asset Services business group. In this role, Mr. Strockis worked with banks and lenders on distressed properties such as multi-family housing, office, industrial, research and development, land and retail assets to underwrite, reposition and asset manage properties prior to resale. At its peak, Mr. Strockis oversaw a 7 million square foot portfolio of distressed assets across the country. From March 2008 until December 2008, Mr. Strockis served as

Senior VP of Acquisitions for ScanlanKemperBard acquiring value-add commercial office and retail properties in the Western United States. Prior to that, Mr. Strockis worked at CBRE for 24 years in various positions including Senior Director of Acquisitions at CBRE Global Investors, now the world’s largest commercial real estate advisor, leading the national acquisitions efforts of office, industrial, research and development, and retail properties with over $2 billion in closed transactions. Mr. Strockis graduated from UCLA with a Bachelor’s degree in Economics.

Nicholas M. Look. Mr. Look has been our Assistant Secretary since September 2017. Mr. Look is also Senior Corporate Counsel of our Sponsor, a position he has held since June 2017. Prior to that, Mr. Look worked with the law firms of K&L Gates LLP, from April 2014 to June 2017, and Latham & Watkins LLP, from October 2010 to April 2014, where he served as corporate counsel to a variety of public and private companies, and where his practice focused on securities matters, capital markets transactions, mergers and acquisitions and general corporate governance and compliance. Mr. Look holds a B.S. in Computer Science from the University of California, Irvine and a J.D. from the Pepperdine University School of Law. He is a member of the State Bar of California.

Stephen G. Muzzy. Mr. Muzzy is one of our independent directors and is the Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee and Compensation Committee. Mr. Muzzy was also an independent director of SSGT until that company merged with and into a wholly-owned subsidiary of SST II in January 2019, and he was previously an independent director of SST IV. He has 20 years of experience in the commercial banking industry, including both real estate and construction lending for commercial, industrial, self storage, office and retail real estate properties. Mr. Muzzy is currently a Partner at MF Partners, an investment partnership focusing on commercial real estate, including multi-family industrial and retail, a position he has held since October 2012. Prior to MF Partners, Mr. Muzzy was a Senior Vice President at OneWest Bank from March 2012 to May 2014. Prior to OneWest Bank, Mr. Muzzy was a Senior Vice President and Senior Banker with JPMorgan Chase’s middle market banking group from January 2011 through March 2012, and a Vice President and Senior Relationship Manager with Wells Fargo’s commercial banking group from August 2007 through January 2011. From February 2006 through August 2007, Mr. Muzzy was a Vice President at Commerce National Bank. Mr. Muzzy began his banking career in 1994 with Wells Fargo, where he held various positions, including Vice President, Business Development Officer, Relationship Manager, and Store Manager. He is an active member of the community and serves as a director of several nonprofit organizations, including the Orange Catholic Foundation and Casa Teresa. He also previously served as a director of numerous other organizations, including Pretend City Children’s Museum, Second Harvest Food Bank, Team Kids and The Mission Hospital Foundation. Mr. Muzzy graduated with a B.A. in Social Ecology from the University of California, Irvine, and has an MBA from Pepperdine University.

Brent Chappell. Mr. Chappell is one of our independent directors and is the Chairman of our Nominating and Corporate Governance Committee and a member of our Audit Committee and Compensation Committee. He has 30 years of experience in real estate portfolio management and financing, including serving in different roles over the past 11 years at various healthcare REITs. Mr. Chappell is currently Executive Vice President – Portfolio Manager at Sabra Health Care REIT, Inc., or Sabra, a REIT focused on leasing healthcare properties to tenants and operators throughout the United States and Canada, a position he has held since July 2017. Prior to Sabra, Mr. Chappell was Senior Vice President of Investment and Portfolio Management at LTC Properties, Inc., or LTC, from June 2014 to July 2017 and a Vice President of Investment and Portfolio Management at LTC from June 2013 to June 2014. LTC is a REIT that invests in senior housing and healthcare properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions, including mezzanine lending. Prior to LTC, Mr. Chappell was Vice President of Portfolio Management at Nationwide Health Properties, Inc., which was acquired by Ventas, Inc. in June 2011. Mr. Chappell served in that role from March 2006 to February 2012. Nationwide Health Properties, Inc. was a REIT that invested primarily in healthcare real estate in the United States, and Ventas, Inc. is a REIT with investments in the United States, Canada and the United Kingdom. Mr. Chappell also served as Director, Asset Management for Pacific Life and in various asset and portfolio management positions for Catellus Development Corporation and The Koll Company. Mr. Chappell graduated with a B.A. in Political Science and Business Administration from the University of California, Los Angeles, and has an MBA from the University of California, Irvine. He is currently enrolled at the University of Southern California to obtain a Master of Aging Services Management.

Section 16(a) Beneficial Ownership Reporting Compliance

We were not subject to the Exchange Act reporting requirements during the year-ended December 31, 2018. As a result, none of our executive officers, directors, or greater than 10% stockholders were required to file any reports pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed pursuant to Section 16(a) during that period.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on February 27, 2018 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees, and officers of our advisor, SSSHT Advisor, LLC (our “Advisor”), and its affiliates who perform material functions for us. We adopted the Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the “Governance Documents” section of our website located at www.strategicreit.com/site/sssht/page/information#gov.

Audit Committee

Our board of directors has an audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act, which assists our board of directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the audit committee, board of directs, outside auditors and management. Our board of directors ratified the Audit Committee’s adoption of its charter on February 27, 2018 (the “Audit Committee Charter”). A copy of our Audit Committee Charter is available in the “Governance Documents” section of our website located at www.strategicreit.com/site/sssht/page/information#gov. The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules, and regulations.

The members of the Audit Committee are our two independent directors, Brent Chappell and Stephen G. Muzzy, with Mr. Muzzy currently serving as Chairman of the Audit Committee. Our board of directors has determined that Mr. Muzzy satisfies the requirement for an “Audit Committee financial expert” and has designated Mr. Muzzy as the Audit Committee financial expert in accordance with applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis – Executive Compensation

The following executive officers are the Company’s “Named Executive Officers” for the fiscal year ended December 31, 2018:

•	H. Michael Schwartz, Chief Executive Officer;
•	Michael S. McClure, President;
•	Michael O. Terjung, Chief Financial Officer and Treasurer; and
•	Nicholas M. Look, Assistant Secretary.

We do not directly compensate our executive officers, including Named Executive Officers, for services rendered to us. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and the Compensation Committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the Compensation Committee will review all forms of compensation to our executive officers and approve all equity-based awards to our executive officers.

A majority of our Named Executive Officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse certain expenses pursuant to our Advisory Agreement. For the year ended December 31, 2018, these reimbursements to our Advisor include reimbursements of a portion of the salaries of our Named Executive Officers totaling approximately $228,201. Of this amount $82,082 was attributed to H. Michael Schwartz, $17,008 was attributed to Michael S. McClure, $8,861 was attributed to Michael O.

Terjung, and $120,250 was attributed to Nicolas M. Look. At the present time, we intend to continue these reimbursements for time our Named Executive Officers spend on matters connected to us. In addition, we reimbursed our Sponsor for $245, which is the amount of premiums paid on a life insurance policy our Sponsor has purchased for the benefit of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2018—Director Life Insurance Policies,” below.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis – Executive Compensation set forth above be included in this Form 10-K.

Brent Chappell (Chairman)
Stephen G. Muzzy

March 12, 2019

The preceding Compensation Committee Report to stockholders is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, except to the extent that we specifically incorporate this information by reference.

Director Compensation for the Year Ended December 31, 2018

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$245	$245
Stephen G. Muzzy	$47,000	(3)	$35,250	$—	$—	$—	$491	$82,741
Brent Chappell	$44,500	(4)	$35,250	$—	$—	$—	$982	$80,732

(1)	This column represents the full grant date fair value in accordance with FASB ASC Topic 718.
(2)	Represents payment of life insurance premiums, as discussed below.
(3)	Amount includes total fees earned or paid during the year ended December 31, 2018, of which $3,000 was earned during the year ended December 31, 2018, and was paid during 2019.
(4)	Amount includes total fees earned or paid during the year ended December 31, 2018, of which $2,500 was earned during the year ended December 31, 2018, and was paid during 2019.

The Compensation Committee assists our board of directors in fulfilling its responsibilities with respect to employee, officer, and director compensation. Because we do not have any employees and our executive officers do not receive any compensation directly from us, these responsibilities are limited to setting director compensation and administering the Plan. Our non-director officers have no role in determining or recommending director compensation. Directors who are also officers of the Company do not receive any special or additional remuneration for services on our board of directors or any of its committees, other than with respect to premiums paid on life insurance policies. See “—Director Life Insurance Policies,” below. Each non-employee independent director received compensation for services on our board of directors and its committees as provided below.

Cash Compensation to Directors

Beginning on May 1, 2018, the effective date of our public offering (the “Public Offering”), each of our independent directors was entitled to a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attended by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the Audit Committee if there was a meeting of such committee). For the year ended December 31, 2018, the directors earned and were paid an aggregate of $86,000.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Mr. Muzzy and Mr. Chappell have each received a total of 3,750 shares of restricted stock of which none had vested as of December 31, 2018. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

The Plan was approved and adopted in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights, distribution equivalent rights and other equity-based awards, including, but not limited to, restricted stock.

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares Class A, Class T, and Class W common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2018, there were approximately 1,112,743 shares available for issuance under the Plan. The term of the Plan is 10 years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

In the event our board of directors or Compensation Committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects our stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the board of directors or Compensation Committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.

Director Life Insurance Policies

Our Sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2018, we reimbursed our Sponsor for the total premiums paid on such life insurance policies, which was $1,718. Of this amount, $245 was attributed to the policy covering H. Michael Schwartz, $491 was attributed to the policy covering Stephen G. Muzzy and $982 was attributed to the policy covering Brent Chappell. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2018, decisions regarding director compensation were made by our Compensation Committee, consisting of our two independent directors, Messrs. Chappell and Muzzy, with Mr. Chappell serving as Chairman of the Compensation Committee. The Compensation Committee held two meetings during 2018. No member of the Compensation Committee has been an officer or employee of us, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of March 19, 2019, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 11.2 million shares of common stock issued and outstanding as of March 19, 2019.

Common Stock
Beneficially Owned(1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
H. Michael Schwartz, Chairman of the Board of Directors and Chief Executive Officer	111.11(3)	*
Michael S. McClure, President	—	—
Michael O. Terjung, Chief Financial Officer and Treasurer	—	—
Paula Mathews, Executive Vice President and Secretary	—	—
John Strockis, Chief Investment Officer	—	—
Nicholas M. Look, Assistant Secretary	—	—
Stephen G. Muzzy, Independent Director	—	—
Brent Chappell, Independent Director	—	—
Comrit Investments 1, LP	1,085,972.85(4)	10%
All directors and executive officers as a group	111.11	*

*	Represents less than 1% of our outstanding common stock as of March 19, 2019.
(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 19, 2019. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address of each of the beneficial owners other than Comrit Investments 1, LP is 10 Terrace Road, Ladera Ranch, California 92694.
(3)	Consists of 111.11 shares owned by SSSHT Advisor, LLC, which is indirectly owned and controlled by Mr. Schwartz.
(4)

In a Schedule 13/G filed jointly by Comrit Investments 1, LP, Comrit Investments Ltd. and Ziv Sapir with the SEC on February 15, 2019, the reporting persons state that they have sole voting and sole dispositive power as to 1,085,972.85 shares. The reporting persons’ reported address is 9 Ahad Ha’am Street, Tel Aviv, Israel 6129101.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plan and the securities authorized under the plan is included in Item 11 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

General

Certain of our executive officers and one of our directors hold ownership interests in and/or are officers of our Sponsor, our Advisor, our Property Manager, our Dealer Manager, our Transfer Agent, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our Dealer Manager and our Property Manager.

We are a party to agreements giving rise to material transactions between us and our affiliates, including, but not limited to our Advisory Agreement, our Dealer Manager Agreement, our Unit Purchase Agreement, and our Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2018. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

SmartStop Asset Management, LLC, our Sponsor, is the sole voting member of our Advisor, SSSHT Advisor, LLC. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our Advisory Agreement. Prior to the commencement of our Public Offering, we were engaged in a private placement offering to accredited investors (the “Private Offering”). In connection with the commencement of our Public Offering, we amended and restated our prior advisory agreement. The term of our Advisory Agreement will end on May 1, 2019, but may be renewed for an unlimited number of successive one-year periods.

Many of the services performed by our Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that our Advisor performs for us as our Advisor, and it is not intended to include all of the services that may be provided to us by third parties. Under the terms of the Advisory Agreement, our Advisor undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, our Advisor, either directly or indirectly by engaging an affiliate, performs the following, among other duties and subject to the authority of our board of directors:

•	finding, evaluating, presenting and recommending to us investment opportunities consistent with our investment policies and objectives;
•	serving as our investment and financial advisor and providing research and economic and statistical data in connection with our assets and our investment policies;
•	acquiring properties and making investments on our behalf in compliance with our investment objectives and policies;
•	structuring and negotiating the terms and conditions of our real estate acquisitions, sales or joint ventures;
•	reviewing and analyzing each property’s operating and capital budget;
•	arranging, structuring and negotiating financing and refinancing of properties;
•	performing all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;
•	consulting with our officers and board of directors and assisting the board of directors in formulating and implementing our financial policies;

•

preparing and reviewing on our behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies;

•	providing the daily management and performing and supervising the various administrative functions reasonably necessary for our management and operations; and
•

investigating, selecting, and, on our behalf, engaging and conducting business with such third parties as our Advisor deems necessary to the proper performance of its obligations under the Advisory Agreement.

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Public Offering. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Pursuant to the Advisory Agreement, our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the primary offering portion of the Public Offering (the “Primary Offering”).

Under our prior advisory agreement in place during the Private Offering, we paid our Advisor (1) acquisition fees in an amount equal to 2.0% of (a) the contract purchase price of each property we acquire or (b) the funds advanced in respect of a loan or other investment, (2) financing fees equal to 0.5% of the amount made available under a loan or line of credit in connection with any such loan or line of credit obtained for the Company in connection with the acquisition, development or repositioning of a property, and (3) a monthly asset management fee equal to one-twelfth of 0.65% of our aggregate asset value. Upon commencement of our Public Offering and through September 6, 2018, we paid our Advisor acquisition fees in an amount equal to 1.75%. On September 6, 2018, we amended our Advisory Agreement and no longer incur acquisition fees or financing fees, and we increased the monthly asset management fee paid to our Advisor to one-twelfth of 0.8% of our aggregate asset value.

Pursuant to our Advisory Agreement, our Advisor is responsible for overseeing any third party property managers or operators and may delegate such responsibility to its affiliates. Our Advisor will assign such oversight responsibilities to our Property Manager. For properties managed by third-parties directly engaged by us or through our subsidiaries, including through our taxable REIT subsidiaries, we will pay our Property Manager an oversight fee equal to 1% of the gross revenues attributable to such properties; provided, however, that our Property Manager will receive an oversight fee equal to 1.5% of the gross revenues attributable to any senior housing property other than such properties that are leased to third party tenants under triple-net or similar lease structures. In the event any of our properties are managed directly by our Property Manager, we will pay our Property Manager a property management fee equal to a percentage of gross revenues of the applicable property, which we expect to be 3% for student housing properties and 5% for senior housing properties. Pursuant to our Advisory Agreement, our Advisor is also responsible for managing or assisting with planning and coordination of construction or redevelopment of our properties, or construction of any capital improvements thereon, and may delegate such responsibility to its affiliates. Our advisor will assign such construction management or assistance responsibilities to our Property Manager. For each property for which the Advisor or its affiliates assist with planning and coordinating the construction or redevelopment of such property or construction of any capital improvements thereon, we will pay the respective party a Construction Management Fee of 5% of the amount of such improvements in excess of $10,000.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that organization and offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor will also be reimbursed for acquisition expenses incurred in the process of acquiring our properties.

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2018.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to our Advisory Agreement, beginning four fiscal quarters after the commencement of our Public Offering, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined therein, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined therein, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2018, our Advisor paid approximately $798,899 in operating expenses on our behalf. For the year ended December 31, 2018, we reimbursed approximately $550,938 in operating expenses to our Advisor.

Dealer Manager Agreement

Our Sponsor indirectly owns a 15% beneficial non-voting equity interest in Select Capital Corporation, our Dealer Manager, and affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Our Dealer Manager served as our Dealer Manager for our Private Offering pursuant to a Dealer Manager Agreement (the “Private Dealer Manager Agreement”) and serves as our Dealer Manager for our Public Offering pursuant to a new Dealer Manager Agreement approved by our board of directors that took effect upon the commencement of the Public Offering in May 2018 (the “Public Dealer Manager Agreement”). The Public Dealer Manager Agreement will terminate upon the termination of our Public Offering or upon 60 days’ written notice by either party. Our Dealer Manager provides wholesaling, sales promotional and marketing services to us in connection with our Offerings. Specifically, our Dealer Manager ensures compliance with SEC rules and regulations and FINRA rules relating to the sale process and participating broker-dealer relationships, assists in the assembling of prospectus kits, assists in the due diligence process and ensures proper handling of investment proceeds.

Under the Private Dealer Manager Agreement, our Dealer Manager was entitled to a sales commission of 6.0% of the gross proceeds from sales of shares in the Private Offering and a dealer manager fee in an amount up to 3.0% of the gross proceeds from sales of shares in the Private Offering. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by those broker-dealers. Our Dealer Manager also re-allowed to these broker-dealers a portion of the 3.0% dealer manager fee.

Under the Public Dealer Manager Agreement, our Dealer Manager is entitled to a sales commission of 6.0% of gross proceeds from sales of Class A shares and 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee of 3.0% of gross proceeds from sales of Class A shares and Class T shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1.0% of the purchase price per share of Class T shares sold in the Primary Offering portion of the Offering and a monthly dealer manager servicing fee that accrues daily in an amount equal to 1/365th of 0.50% of the purchase price of Class W shares sold in the Primary Offering. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager generally re-allows 100% of the stockholder servicing fee to participating broker-dealers, provided, however, that our Dealer Manager does not re-allow the stockholder servicing fee to any registered representative of a participating broker-dealer if such registered representative ceases to serve as the representative for an investor in our Public Offering.

In accordance with FINRA rules, in no event will our total underwriting compensation in the Public Offering, including, but not limited to, sales commissions, stockholder servicing fees, the dealer manager fee and expense reimbursements to our Dealer Manager and participating broker-dealers, exceed 10% of our gross Public Offering proceeds, in the aggregate. We expect to pay an additional amount of gross Public Offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross Public Offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Public Offering and our organization, but in no event will such amounts exceed (i) 3.5% of the gross Public Offering proceeds raised by us in the terminated or completed Public Offering (excluding sales commissions and dealer manager fees), or (ii) 15% of the gross Public Offering proceeds raised by us in the terminated or completed Public Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross Public Offering proceeds.

Unit Purchase Agreement

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

The holders of Preferred Units receive distributions at a rate of 9.0% per annum (the “Pay Rate”), payable monthly and calculated on an actual/360 day basis. Accumulated but unpaid distributions, if any, accrue at the Pay Rate. The preferred units of limited partnership interests in our Operating Partnership rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, any cash we have to pay distributions otherwise may be used to pay distributions to the holder of such preferred units first.

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

Between June and August of 2018, the Preferred Investor invested approximately $6.3 million in our Operating Partnership, of which approximately $3.4 million was used in the closing of our Courtyard Property, and approximately $2.9 million was used to further pay down the Utah Bridge Loan. For these investments, the Preferred Investor received approximately 252,000 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 2,520 Preferred Units, or 1.0% of the amount of the Investment.

In October 2018, the Preferred Investor invested approximately $0.8 million in our Operating Partnership, which was used to make an investment in Power 5 Conference Student Housing, see Note 8, Related Party Transactions, for additional information. Also in October 2018, the Preferred Investor invested an additional $3.0 million in our Operating Partnership, such amount was used to primarily pay down the Utah Bridge Loan. For these investments, the Preferred Investor received approximately 150,550 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 1,505 Preferred Units, or 1.0% of the amount of the Investment.

As of December 31, 2018 approximately, $10.2 million of Preferred Units were outstanding.

Transfer Agent Agreement

Our Sponsor is the manager and sole member of our Transfer Agent. Pursuant to our Transfer Agent Agreement, which was approved by a majority of our independent directors, our Transfer Agent provides transfer agent and registrar services to us. These services are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: processing subscription agreements, providing customer service to our stockholders, processing payment of any sales commission and dealer manager fees associated with a particular purchase, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholders. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Our Transfer Agent conducts transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

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

We paid our Transfer Agent a one-time setup fee and will pay our Transfer Agent the following fees: (i) a fixed fee of $8,000 per quarter, (ii) a one-time account setup fee of $30 per account and (iii) a monthly fee of $3.10 per open account per month. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

Investment in Power 5 Conference Student Housing I, DST

In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST, a Delaware statutory trust and an affiliate of our Sponsor (“Power 5 Conference Student Housing”), using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest (the “Power 5 Investment”). In connection with the Power 5 Investment, we invested net of any otherwise applicable sales commissions or dealer manager fees and did not pay our Advisor an acquisition fee or asset management fee. However, Power 5 Conference Student Housing pays fees to an affiliate of our Sponsor in connection with its acquisition and management of the properties it owns.

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2018 and 2017, please see Note 8, Related Party Transactions, to the consolidated financial statements.

Director Independence

While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the New York Stock Exchange (NYSE), consistent with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Chappell and Muzzy both meet the relevant definition of “independent.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Principal Auditor

The Audit Committee reviewed the audit and audit-related services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2018 and 2017, respectively, are set forth in the table below:

	BDO USA, LLP for the Year Ended December 31, 2018	BDO USA, LLP for the Year Ended December 31, 2017
Audit Fees	$157,741	$114,462
Audit-Related Fees	$46,359	22,889
Tax Fees	—	—
All Other Fees	—	—
Total	$204,100	$137,351

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.

•

Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the Internal Revenue Service (IRS) and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed that do not meet one of the above-described categories.

Audit Committee Pre-Approval Policies

The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve all auditing services performed by the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditor, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

All services rendered by BDO in the year ended December 31, 2018 were pre-approved in accordance with the policies set forth above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	List of Documents Filed.
1.	The list of the financial statements contained herein is set forth on page F-1 hereof.
2.

Schedule III—Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b)	See (a) 3 above.
(c)	See (a) 2 above.
ITEM 16.	FORM 10-K SUMMARY

None.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
1.1

Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to Supplement No. 6 dated November 30, 2018, to the prospectus dated May 1, 2018, Commission File No. 333-220646

10.1

Third Amended and Restated Limited Partnership Agreement of SSSHT Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.2

Amendment No. 1 to the Third Amended and Restated Limited Partnership Agreement of SSSHT Operating Partnership, L.P., incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2018, Commission File No. 333-220646

10.3

Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.4	Amendment No. 1 to the Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.8 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646
10.5

Strategic Student & Senior Housing Trust, Inc. Amended and Restated Distribution Reinvestment Plan dated May 1, 2018, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 the Company’s Registration Statement on Form S-11, filed on November 30, 2018, Commission File No. 333-220646

10.6

Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated June 28, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.7

Amendment No. 1 to Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated March 7, 2018, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.8

Mortgage Loan with Insurance Strategy Funding IX, LLC, dated June 28, 2017, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.9

Guaranty by H. Michael Schwartz and Strategic Student & Senior Housing Trust, Inc. in favor of Insurance Strategy Funding IX, LLC, dated June 28, 2017, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.10	Promissory Note dated June 28, 2017, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646
10.11

Employee and Director Long Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.12

Loan Agreement, between SSSST 700 W Virginia St, LLC and Nationwide Life Insurance Company, dated September 28, 2017, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.13

Mortgage and Security Agreement, between SSSST 700 W Virginia St, LLC and Nationwide Life Insurance Company, dated September 28, 2017, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.14

Promissory Note for the benefit of Nationwide Life Insurance Company dated September 28, 2017, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.15

Purchase Agreement and Escrow Instructions, between Wellington MSL LLC, Cottonwood Creek MSL LLC, Cedar Hills MSL LLC and SSSHT Acquisitions LLC, dated November 1, 2017, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.16

Multifamily Loan and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.17

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.18

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.19

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $28,709,000, by SSSHT PropCo 4522 S 1300 E, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.20

Multifamily Loan and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.21

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.20 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.22

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.21 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.23

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $9,337,000, by SSSHT PropCo 1245 E Murray Holladay Road, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.24

Multifamily Loan and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.25

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.26

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.27

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $8,859,000, by SSSHT PropCo 10020 N 4600 W Street, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.28

Cross-Collateralization Agreement, by and among SSSHT PropCo 4522 S 1300 E, LLC, SSSHT PropCo 1245 E Murray Holladay Road, LLC, SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.27 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.29

Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated February 23, 2018, incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.30

Second Amended and Restated Guaranty Agreement, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.31

First Credit Agreement Supplement and Amendment, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated August 31, 2018, incorporated by reference to Exhibit 10.5 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.32

Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC, and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.7 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.33

Amended and Restated Promissory Note, in the principal amount of $56,500,000, by SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.6 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.34

Purchase and Sale Agreement, by and among Courtyard Plaza Limited Partnership, Courtyard Assisted Members, L.L.C. and SSSHT Acquisitions, LLC, dated June 5, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2018, Commission File No. 333-220646

10.35

Multifamily Loan and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.36

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.37

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.38

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $63,200,000, by SSSHT PropCo SE Division Street, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.4 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.39

Guaranty of Completion, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association and any subsequent holder of the Note, effective as of August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 12, 2018, Commission File No. 333-220646

10.40

Second Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC and SmartStop Asset Management, LLC as borrower, and KeyBank National Association, as lender, dated March 29, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.41

Second Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC and KeyBank National Association, dated March 29, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

21.1

Subsidiaries of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 1 the Company’s Registration Statement on Form S-11, filed on November 30, 2018, Commission File No. 333-220646

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
101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Year Ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 29, 2019.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 29, 2019
H. Michael Schwartz

/s/ Michael O. Terjung	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2019
Michael O. Terjung

/s/ Stephen G. Muzzy	Independent Director	March 29, 2019
Stephen G. Muzzy

/s/ Brent Chappell	Independent Director	March 29, 2019
Brent Chappell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish a proxy statement to security holders subsequent to the filing of this Annual Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Student & Senior Housing Trust, Inc.

Ladera Ranch, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Student & Senior Housing Trust, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017 and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Costa Mesa, California

March 29, 2019

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
ASSETS
Real estate facilities:
Land	$20,688,000	$8,683,000
Buildings	221,716,391	83,026,000
Site improvements	3,685,000	1,511,000
Furniture, fixtures and equipment	9,953,212	5,038,516
	256,042,603	98,258,516
Accumulated depreciation	(7,153,132)	(1,254,849)
	248,889,471	97,003,667
Construction in process	2,333,331	—
Real estate facilities, net	251,222,802	97,003,667
Cash and cash equivalents	8,159,408	10,371,998
Restricted cash	3,113,203	—
Other assets	3,745,094	4,006,881
Intangible assets, net	11,729,108	3,743,640
Total assets	$277,969,615	$115,126,186
LIABILITIES AND EQUITY
Debt, net	$203,735,898	$52,299,638
Accounts payable and accrued liabilities	4,027,720	1,556,415
Due to affiliates	4,237,666	246,958
Distributions payable	908,046	463,848
Total liabilities	212,909,330	54,566,859
Commitments and contingencies (Note 9)
Redeemable common stock	2,659,654	303,844
Preferred equity in our Operating Partnership	10,095,708	—
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 11,122,135 and 8,948,551 shares issued and outstanding at December 31, 2018 and 2017, respectively	11,122	8,948
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 36,299 and none issued and outstanding at December 31, 2018 and 2017, respectively	36	—
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 43,996 and none issued and outstanding at December 31, 2018 and 2017, respectively	44	—
Additional paid-in capital	83,533,060	68,799,264
Distributions	(7,981,638)	(1,379,950)
Accumulated deficit	(22,263,678)	(6,233,945)
Total Strategic Student & Senior Housing Trust, Inc. equity	53,298,946	61,194,317
Noncontrolling interests in our Operating Partnership	(994,023)	(938,834)
Total equity	52,304,923	60,255,483
Total liabilities and equity	$277,969,615	$115,126,186

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018 and 2017

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues:
Leasing and related revenues – student	$8,422,326	$3,651,331
Leasing and related revenues – senior	14,950,396	—
Total revenues	23,372,722	3,651,331
Operating expenses:
Property operating expenses – student	4,252,853	1,336,168
Property operating expenses – senior	9,534,673	—
Property operating expenses – affiliates	1,547,821	135,163
General and administrative	1,822,190	579,034
Depreciation	5,898,283	1,254,849
Intangible amortization expense	8,027,531	2,532,360
Acquisition expenses – affiliates	154,136	2,310,020
Other property acquisition expenses	323,906	626,001
Total operating expenses	31,561,393	8,773,595
Operating loss	(8,188,671)	(5,122,264)
Other expense:
Interest expense	(6,685,130)	(1,106,924)
Interest expense – debt issuance costs	(773,355)	(824,877)
Other	(73,625)	(8,145)
Net loss	(15,720,781)	(7,062,210)
Less: Distributions to preferred unitholders in our Operating Partnership	(317,541)	(239,885)
Less: Accretion of preferred equity costs	(30,758)	(66,555)
Net loss attributable to the noncontrolling interests in our Operating Partnership	39,347	1,134,705
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(16,029,733)	$(6,233,945)
Net loss per Class A share – basic and diluted	$(1.51)	$(2.78)
Net loss per Class T share – basic and diluted	$(1.51)	$—
Net loss per Class W share – basic and diluted	$(1.51)	$—
Weighted average Class A shares outstanding – basic and diluted	10,626,983	2,239,834
Weighted average Class T shares outstanding – basic and diluted	4,424	—
Weighted average Class W shares outstanding – basic and diluted	12,219	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2018 and 2017

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2016	111	$—	—	$—	—	$—	$1,000	$—	$—	$1,000	$1,000	$2,000	$—	$—
Gross proceeds from issuance of common stock	8,911,969	8,912	—	—	—	—	75,280,158	—	—	75,289,070	—	75,289,070	—	—
Issuance of noncontrolling interest in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	199,000	199,000	—	—
Offering costs	—	—	—	—	—	—	(6,481,858)	—	—	(6,481,858)	—	(6,481,858)	—	—
Distributions to common stockholders	—	—	—	—	—	—	—	(1,379,950)	—	(1,379,950)	—	(1,379,950)	—	—
Distributions for noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(4,129)	(4,129)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(239,885)	—
Issuance of shares for distribution reinvestment plan	36,471	36	—	—	—	—	303,808	—	—	303,844	—	303,844	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(303,844)	—	—	(303,844)	—	(303,844)	—	303,844
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(6,233,945)	(6,233,945)	—	(6,233,945)	239,885	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	(1,134,705)	(1,134,705)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	6,655,500	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(6,722,055)	—
Accretion of non-cash preferred equity issuance	—	—	—	—	—	—	—	—	—	—	—	—	66,555	—
Balance as of December 31, 2017	8,948,551	8,948	—	—	—	—	68,799,264	(1,379,950)	(6,233,945)	61,194,317	(938,834)	60,255,483	—	303,844
Gross proceeds from issuance of common stock	1,913,442	1,913	36,250	36	43,830	44	18,280,442	—	—	18,282,435	—	18,282,435	—	—
Offering costs	—	—	—	—	—	—	(3,556,173)	—	—	(3,556,173)	—	(3,556,173)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(2,371,110)	—	—	(2,371,110)	—	(2,371,110)	—	2,371,110
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,300)
Distributions	—	—	—	—	—	—	—	(6,601,688)	—	(6,601,688)	—	(6,601,688)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(15,842)	(15,842)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(317,541)	—
Issuance of shares for distribution reinvestment plan	252,642	253	49	—	166	—	2,370,857	—	—	2,371,110	—	2,371,110	—	—
Issuance of restricted stock	7,500	8	—	—	—	—	—	—	—	8	—	8	—	—
Stock based compensation expense	—	—	—	—	—	—	9,780	—	—	9,780	—	9,780	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(16,029,733)	(16,029,733)	—	(16,029,733)	317,541	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(39,347)	(39,347)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	10,064,950	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	30,758	—
Balance as of December 31, 2018	11,122,135	$11,122	36,299	$36	43,996	$44	$83,533,060	$(7,981,638)	$(22,263,678)	$53,298,946	$(994,023)	$52,304,923	$10,095,708	$2,659,654

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018 and 2017

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(15,720,781)	$(7,062,210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,699,171	4,612,086
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(811,946)	(134,706)
Accounts payable and accrued liabilities	1,130,891	1,133,740
Due to affiliates	1,538,572	165,096
Net cash provided by (used in) operating activities	835,907	(1,285,994)
Cash flows from investing activities:
Purchase of real estate	(170,123,441)	(103,494,500)
Additions to real estate	(1,882,767)	(34,516)
Investment in equity method investment	(763,834)	(1,031,903)
Deposits on acquisition of real estate facilities	—	(1,000,000)
Investment in company-owned life insurance	—	(876,313)
Net cash used in investing activities	(172,770,042)	(106,437,232)
Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	110,105,000	53,000,000
Proceeds from issuance of KeyBank Bridge Loans	55,119,820	39,896,363
Principal payments of KeyBank Bridge Loans	(12,304,891)	(39,896,363)
Debt issuance costs	(2,242,169)	(1,491,357)
Issuance of preferred equity in our Operating Partnership	10,064,950	5,650,000
Redemption of preferred equity in our Operating Partnership	—	(6,722,055)
Gross proceeds from issuance of common stock	18,131,683	75,517,069
Offering costs	(1,919,882)	(6,346,855)
Deferred offering costs	—	(856,306)
Distributions paid to common stockholders	(4,105,267)	(616,387)
Distributions paid to preferred unitholders in our Operating Partnership	—	(239,885)
Distributions paid to Operating Partnership unitholders	(14,496)	—
Issuance of noncontrolling interest in our Operating Partnership	—	199,000
Net cash provided by financing activities	172,834,748	118,093,224
Net change in cash, cash equivalents, and restricted cash	900,613	10,369,998
Cash, cash equivalents, and restricted cash, beginning of year	10,371,998	2,000
Cash, cash equivalents, and restricted cash, end of year	$11,272,611	$10,371,998
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$6,440,337	$928,474
Interest capitalized	$47,333	$—
Debt issuance costs included in due to affiliates	$—	$33,882
Deposits applied to purchase of real estate	$1,000,000	$—
Deposits applied to debt issuance costs	$123,100	$—
Acquisition costs included in due to affiliates	$1,980,000	$—
Additions to real estate facilities included in accounts payable and accrued liabilities	$1,144,210	$—
Other assets included in accounts payable and accrued liabilities	$67,478	$—
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$821,523	$135,002
Deferred offering costs included in accounts payable and accrued liabilities	$—	$107,653
Non-cash preferred equity issuance in our Operating Partnership	$100,649	$1,072,055
Distributions payable	$908,046	$463,848
Redemptions of common stock included in accounts payable and accrued liabilities	$15,300	$—
Issuance of shares pursuant to distribution reinvestment plan	$2,371,110	$303,844

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 1. Organization

Strategic Student & Senior Housing Trust, Inc., a Maryland corporation, was formed on October 4, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in student housing and senior housing real estate investments. The Company’s year-end is December 31. As used in these consolidated financial statements, “we,” “us,” “our,” and “Company” refer to Strategic Student & Senior Housing Trust, Inc. and each of our subsidiaries.

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

Concurrently with our Registration Statement being declared effective, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). As a result of filing the Articles of Amendment and the Articles Supplementary, all shares issued in our Private Offering were redesignated as Class A shares and the remaining shares were reclassified such that we now have 315,000,000 shares classified as Class A shares, 315,000,000 shares classified as Class T shares and 70,000,000 shares classified as Class W shares. As of December 31, 2018, we had sold approximately 126,000 Class A shares, 36,000 Class T shares, and approximately 44,000 Class W shares for gross offering proceeds of approximately $2.0 million in our Public Offering.

While the Company was formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. As of December 31, 2018 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of December 31, 2018, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See also Note 6 – Preferred Equity in our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering of shares of our common stock. Our Sponsor is a company focused on providing real estate

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

advisory, asset management, and property management services. As of December 31, 2018, our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

As we accept subscriptions for shares of our common stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions we make to stockholders. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, which was amended in connection with the Public Offering (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Reclassifications

Certain amounts previously reported in our 2017 financial statements have been reclassified to conform to the fiscal 2018 presentation.

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

As of December 31, 2018, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 8 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

December 31, 2018

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

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and construction reserves in connection with the requirements of certain of our loan agreements.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are one year or less. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $16.0 million and approximately $6.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2018 and 2017, respectively. We do not expect to have intangible assets for the value of tenant relationships.

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs will now be capitalized rather than expensed. During the year ended December 31, 2018, we acquired four properties that did not meet the revised definition of a business, and we capitalized approximately $3.4 million of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

During the year ended December 31, 2018, we expensed approximately $0.5 million of acquisition-related transaction costs, which includes expenses incurred that did not meet our capitalization criteria.  During the year ended December 31, 2017, we expensed approximately $2.9 million of acquisition-related transaction costs in accordance with the guidance in effect during this period.

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

Our student housing properties are typically leased by the bed with fixed terms on an individual lease basis, often with parental guarantees. Substantially all of our leases coincide with each university’s particular academic year but generally commence in August and terminate in July. We bill residents on a monthly basis, which is generally due at the beginning of the month. Residents have access to their units along with the property’s respective amenities (i.e. study rooms, exercise facilities, common areas, etc.). The units are generally fully equipped (i.e. kitchen facilities, washer/dryer, etc.). We do not provide any food or other similar services.

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

December 31, 2018

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

Real Estate Properties

Real estate properties are recorded based upon relative fair values as of the date of acquisition. We capitalize costs incurred to renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use. The costs of ordinary repairs and maintenance are charged to operations when incurred.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases, as applicable. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2018 and 2017, the gross amounts allocated to in-place leases were approximately $22.3 and $6.3 million and accumulated amortization of in-place lease intangibles totaled approximately $10.6 and $2.6 million, respectively.

The total additional estimated future amortization expense of intangible assets recognized as of December 31, 2018 will be approximately $7.3 million, $3.8 million, and $0.6 million for the years ending December 31, 2019, 2020, and 2021, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $2.2 million and $0.7 million as of December 31, 2018 and 2017, respectively.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

December 31, 2018

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

The table below summarizes our fixed rate debt payable at December 31, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$162,747,000	$161,174,251	$52,444,000	$52,299,638

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income, other than taxable income earned by our TRS that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. In July 2018, the FASB issued ASU 2018-11, which provides lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, although ASU 2018-11 provides a second adoption methodology which allows recognition as of the beginning of the year of adoption. While we continue to evaluate the standards, based upon our assessment to date, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We expect to utilize the practical expedients and transition approach provided by ASU 2018-11 as well as the package of practical expedients provided by ASU 2016-02 as part of our adoption of the standard.

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the years ended December 31, 2018 and 2017:

Real estate facilities
Balance at December 31, 2016	$—
Facility acquisitions	98,224,000
Additions - Student	34,516
Balance at December 31, 2017	98,258,516
Facility acquisitions	157,090,441
Additions - Student	334,925
Additions - Senior	358,721
Balance at December 31, 2018	$256,042,603
Accumulated depreciation
Balance at December 31, 2016	$—
Depreciation expense	(1,254,849)
Balance at December 31, 2017	(1,254,849)
Depreciation expense	(5,898,283)
Balance at December 31, 2018	$(7,153,132)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2018:

Property	Property Type	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2018 Revenue(2)	2018 Property Operating Income(3)
Charleston – UT	Senior	2/23/18	$12,296,180	$994,000	$13,290,180	$2,226,530	$687,394
Cottonwood Creek – UT	Senior	2/23/18	15,353,209	2,020,000	17,373,209	3,024,914	577,834
Wellington – UT	Senior	2/23/18	46,087,489	3,450,000	49,537,489	5,092,177	2,125,467
Courtyard – OR	Senior	8/31/18	83,353,563	9,549,000	92,902,563	4,606,775	2,025,028
Total			$157,090,441	$16,013,000	$173,103,441	$14,950,396	$5,415,723

(1)	The allocations noted above are based on a determination of the relative fair value of the total cash consideration provided for the property and capitalized acquisition costs.
(2)	The operating results of the properties acquired above have been included in our consolidated statement of operations since their acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, property management oversight fees, depreciation, amortization, and acquisition expenses.

We incurred acquisition fees to our Advisor related to the above properties of approximately $3.2 million for the year ended December 31, 2018, which were capitalized into the cost basis of our properties.

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2017:

Property	Property Type	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2017 Revenue(2)	2017 Property Operating Income(3)
Fayetteville – AR	Student	6/28/17	$53,380,000	$3,620,000	$57,000,000	$2,584,491	$1,485,077
Tallahassee – FL	Student	9/28/17	44,844,000	2,656,000	47,500,000	1,066,840	830,086
Total			$98,224,000	$6,276,000	$104,500,000	$3,651,331	$2,315,163

(1)	The allocations noted above are based on a determination of the relative fair value of the total cash consideration provided for the property and capitalized acquisition costs.
(2)	The operating results of the properties acquired above have been included in our consolidated statement of operations since their acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, property management oversight fees, depreciation, amortization, and acquisition expenses.

We incurred acquisition fees to our Advisor related to the above properties of approximately $2.1 million for the year ended December 31, 2017.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 4. Pro Forma Consolidated Financial Information

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the years ended December 31, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions were completed as of January 1, 2017. However, for acquisitions of properties that were not operational as of this date, the pro forma information includes these acquisitions as of the date that formal operations began. As none of the Company’s acquisitions that were completed during the year ended December 31, 2018 met the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what our actual consolidated results of operations would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Pro forma revenue	$23,372,722	$6,494,483
Pro forma operating expenses	(29,392,193)	(10,419,169)
Pro forma net loss attributable to common stockholders	$(13,865,962)	$(6,722,174)

The pro forma consolidated financial information for the years ended December 31, 2018 and 2017 were adjusted to exclude none and approximately $2.7 million, respectively, for acquisition related expenses.

Note 5. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	December 31, 2018	December 31, 2017	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Utah Freddie Mac mortgage loans (2)	46,905,000	—	5.06%	2/23/2028
Courtyard Freddie Mac mortgage loan (3)	63,200,000	—	4.86%	9/1/2028
Utah Bridge Loan (4)	12,195,108	—	6.51%	4/30/2020
Courtyard Initial Bridge Loan (5)	27,000,000	—	6.53%	8/31/2019
Courtyard Delayed Draw Commitment (5)	3,619,820	—	6.51%	8/31/2019
Debt issuance costs, net	(2,184,030)	(700,362)
Total debt	$203,735,898	$52,299,638

(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
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
(4)

Variable rate debt with interest only payments due monthly. The variable rate reflected in the table was the rate in effect as of December 31, 2018. On February 23, 2019, we elected to exercise an option available to us under the current loan agreement to extend the maturity date six months to August 23, 2019. On March 29, 2019, we amended the loan agreement to further extend the loan maturity date to April 30, 2020.  Please see Note 11 – Subsequent Events for additional detail.

(5)

Variable rate debt with interest only payments due monthly. The variable rate reflected in the table was the rate in effect as of December 31, 2018. The loan may be extended eight months from the maturity date upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of such extension and certain other terms are met, such as there has not been an event of default.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Freddie Mac Utah Loans

On February 23, 2018, we, through three property-owning special purpose entities wholly-owned by us (the “Freddie Mac Borrowers”), entered into three separate mortgage loans for an aggregate amount of $46.9 million (the “Freddie Mac Utah Loans”) with KeyBank National Association as a Freddie Mac Multifamily Approved Seller/Servicer (the “Freddie Mac Lender”) for the purpose of funding a portion of the aggregate purchase price for the three properties: Wellington, Cottonwood Creek, and Charleston we acquired.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The Freddie Mac Utah Loans have a term of 10 years, with the first two years being interest only and a 30-year amortization schedule thereafter, and bear interest at a fixed rate of 5.06%. The Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

The loans also contain a number of other customary representations, warranties, borrowing conditions, events of default, affirmative, negative and financial covenants, reserve requirements and other agreements, such as restrictions on our ability to prepay or defease the loans. The Freddie Mac Borrowers maintain separate books and records and their separate assets and credit (including the Wellington, Cottonwood Creek, and Charleston properties) are not available to pay our other debts.

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

Freddie Mac Courtyard Loan

On August 31, 2018, we, through a property-owning special purpose entity (the “Freddie Mac Courtyard Borrower”) wholly owned by our Operating Partnership, entered into a mortgage loan of $63.2 million (the “Freddie Mac Courtyard Loan”) with KeyBank as a Freddie Mac Lender for the purpose of funding a portion of the purchase price of the senior housing property (the “Courtyard Property”) we acquired.

The Freddie Mac Courtyard Loan has a term of 10 years, with the first four years being interest only and a 30-year amortization schedule thereafter, and bears interest at a fixed rate of 4.86%. The Freddie Mac Courtyard Loan contains a number of customary representations, warranties, borrowing conditions, events of default, affirmative, negative and financial covenants, reserve requirements and other agreements, such as restrictions on our ability to prepay or defease the loans.

The Freddie Mac Courtyard Borrower maintains separate books and records and its separate assets and credit (including the Courtyard Property) is not available to pay our other debts.

The Freddie Mac Courtyard Loan is secured under a multifamily deed of trust, assignment of rents and security agreement from the Freddie Mac Courtyard Borrower in favor of the Freddie Mac Lender, granting a first priority mortgage in favor of the Freddie Mac Lender.

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. During the term of the Freddie Mac Courtyard Loan, we are required to maintain a net worth equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. Once the Courtyard Bridge Loans are paid in full and the Memory Care Expansion (each defined further below) is complete, the liquidity requirement will be reduced to $4.8 million. We are able to reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million.

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

December 31, 2018

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

Utah Bridge Loan

On February 23, 2018, the KeyBank Bridge Borrowers and KeyBank entered into a second amended and restated credit agreement (the “Utah Bridge Loan”) in which the KeyBank Bridge Borrowers borrowed $24.5 million for the purpose of funding a portion of the aggregate purchase price for the Wellington, Cottonwood Creek, and Charleston properties. As of December 31, 2018, this loan had an outstanding balance of approximately $12.2 million. We have guaranteed full repayment of the Utah Bridge Loan.

The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan to further extend the loan maturity date to April 30, 2020. The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 6.51% as of December 31, 2018. The Utah Bridge Loan was initially secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Public Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor (the “Utah Collateral”). In connection with the amendment to the Utah Bridge Loan, the Utah Collateral was amended to add additional collateral, as described below under the heading “Courtyard Bridge Loans.” The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding, such as acquisition fees incurred in connection with the acquisition of the Wellington, Cottonwood Creek, and Charleston properties. KeyBank consented to us paying $1.2 million of such fees, and we made such payment as of March 31, 2018. During 2018, KeyBank consented to our retention of approximately $1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan.

Courtyard Bridge Loans

Concurrent with our entry into the Freddie Mac Courtyard Loan, the KeyBank Bridge Borrowers and KeyBank entered into a first credit agreement supplement and amendment (the “Courtyard Bridge Loans”) to the Utah Bridge Loan in order to add additional tranches. Accordingly, each of the Courtyard Bridge Loans and the Utah Bridge Loan are separate loans with separate maturity dates, but they are secured by the same pool of collateral and subject to the same general restrictions, each as described above under the heading “Utah Bridge Loan” and immediately below.

Pursuant to the terms of the Courtyard Bridge Loans, the Utah Bridge Loan was amended to add two additional tranches: (i) an initial loan of $27 million (the “Courtyard Initial Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Courtyard Delayed Draw Commitment”). The KeyBank Bridge Borrowers utilized the Courtyard Initial Loan

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

for the purpose of funding a portion of the purchase price for the Courtyard Property. We will use the Courtyard Delayed Draw Commitment primarily to fund the costs and expenses associated with the Memory Care Expansion. The Courtyard Property contains developable land which is being developed for an additional 23 units of memory care (the “Memory Care Expansion”).

The Courtyard Bridge Loans mature on August 31, 2019, which may be extended to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the Courtyard Bridge Loans at the time of such extension and certain other customary terms and conditions are met. The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which was at a variable rate of approximately 6.53% as of December 31, 2018.

On October 9, 2018, we received approval from the lender under the Freddie Mac Courtyard Loan to commence construction on the Memory Care Expansion at the Courtyard Property. In connection with this approval: (i) we drew approximately $2.5 million under the Courtyard Delayed Draw Commitment in order to fund certain construction reserves required by our lender and (ii) we executed a guaranty of completion which provides such lender with an absolute, unconditional and irrevocable guaranty by us for the completion of the construction.

With respect to the Courtyard Delayed Draw Commitment, we are required to pay, on a quarterly basis, an unused commitment fee equal to 0.35% per annum of the average daily unused amount of the Courtyard Delayed Draw Commitment. As of December 31, 2018, this loan had an outstanding balance of approximately $3.6 million.

Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. The KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our public offering, to the repayment of the Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor and Sponsor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of December 31, 2018:

2019	$30,619,820	(1)
2020	12,723,052	(2)
2021	679,120
2022	1,011,295
2023	1,680,592
2024 and thereafter	159,206,049
Total payments	205,919,928
Non-revolving debt issuance costs, net	(2,184,030)
Total	$203,735,898

(1)

The Courtyard Bridge Loans mature on August 31, 2019, but may be extended to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the Courtyard Bridge Loans at the time of such extension and certain other customary terms and conditions are met.

(2)

The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan to further extend the loan maturity date to April 30, 2020.

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

The holders of Preferred Units receive distributions at a rate of 9.0% per annum (the “Pay Rate”), payable monthly and calculated on an actual/360 day basis. Accumulated but unpaid distributions, if any, accrue at the Pay Rate. The preferred units of limited partnership interests in our Operating Partnership rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, any cash we have to pay distributions otherwise may be used to pay distributions to the holder of such preferred units first.

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

December 31, 2018

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

Between June and August of 2018, the Preferred Investor invested approximately $6.3 million in our Operating Partnership, of which approximately $3.4 million was used in the closing of our Courtyard Property, and approximately $2.9 million was used to further pay down the Utah Bridge Loan. For these investments, the Preferred Investor received approximately 252,000 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 2,520 Preferred Units, or 1.0% of the amount of the Investment.

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

As of December 31, 2018 approximately $10.2 million of Preferred Units were outstanding.

Note 7. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table summarizes information for the reportable segments for the year ended December 31, 2018:

	Student Housing	Senior Housing	Corporate and Other	Total
Leasing and leasing related revenues	$8,422,326	$12,879,072	$—	$21,301,398
Other revenues	—	2,071,324	—	2,071,324
Property operating expenses	(4,252,853)	(9,534,673)	—	(13,787,526)
Net operating income	4,169,473	5,415,723	—	9,585,196
Property operating expenses - affiliates	672,831	874,990	—	1,547,821
General and administrative	—	—	1,822,190	1,822,190
Depreciation	3,250,047	2,640,712	7,524	5,898,283
Intangible amortization expense	3,743,639	4,283,892	—	8,027,531
Acquisition expenses – affiliates	—	154,136	—	154,136
Other property acquisition expenses	—	323,906	—	323,906
Interest expense	2,141,400	4,543,730	—	6,685,130
Interest expense – debt issuance costs	68,126	705,229	—	773,355
Other	(1,598)	67,459	7,764	73,625
Net loss	$(5,704,972)	$(8,178,331)	$(1,837,478)	$(15,720,781)

The following table summarizes our total assets by segment:

Segments	December 31, 2018
Student housing	$94,593,010
Senior housing	174,210,522
Corporate and Other	9,166,083
Total assets	$277,969,615

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Organization and Offering Costs

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Primary Offering; provided, however, that our Advisor will fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) to be paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

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

December 31, 2018

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

December 31, 2018

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2018 and 2017, as well as any related amounts payable as of December 31, 2018 and 2017:

	Year Ended December 31, 2017			Year Ended December 31, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$394,654	$271,229	$123,425	$798,899	$550,938	$371,386
Transfer Agent expenses	—	—	—	107,473	58,000	49,473
Asset management fees(1)	135,163	93,492	41,671	1,303,198	262,347	1,082,522
Property management oversight fees	—	—	—	244,623	44,336	200,287
Acquisition expenses	2,310,020	2,310,020	—	154,311	154,311	—
Capitalized
Debt issuance costs	499,382	465,500	33,882	357,025	390,907	—
Acquisition expenses	—	—	—	3,180,000	1,200,000	1,980,000
Additional Paid-in Capital
Selling commissions	3,947,269	3,915,109	32,160	894,118	926,278	—
Dealer Manager fees	1,490,524	1,474,704	15,820	511,522	527,342	—
Stockholder servicing fees and dealer manager servicing fees(2)	—	—	—	47,955	1,009	46,946
Offering costs	508,350	508,350	—	913,383	406,331	507,052
Total	$9,285,362	$9,038,404	$246,958	$8,512,507	$4,521,799	$4,237,666

(1)

For the year ended December 31, 2017 and the four months ended April 30, 2018, the Advisor permanently waived one half of the asset management fee totaling approximately $135,000 and $160,000, respectively. Such amounts were waived permanently and accordingly, will not be paid to the Advisor. Commensurate with our Public Offering being declared effective on May 1, 2018, the Advisor is no longer waiving asset management fees.

(2)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares and an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W Shares sold in the Primary Offering.

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

December 31, 2018

most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Power 5 Conference Student Housing is accounted for under the equity method of accounting.

Note 9. Commitments and Contingencies

Property Management

The Fayetteville Property and the Tallahassee Property are managed by Asset Campus Housing, a third-party student housing manager. Pursuant to our property management agreements with ACH, we pay a monthly management fee, plus reimbursement of amounts reasonably incurred by ACH in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. We also may pay ACH a construction management fee for certain construction management services.  The property management agreements have a one year term and automatically renew for successive one year periods thereafter, unless we or ACH provides prior written notice at least 30 days prior to the expiration of the term. The agreements are also subject to other customary termination provisions.

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

December 31, 2018

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

For the year ended December 31, 2018 we received one redemption request for approximately 2,000 shares (approximately $15,000) which was fulfilled in January of 2019. For the year ended December 31, 2017, we did not receive any requests for redemption.

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

December 31, 2018

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 10. Declaration of Distributions

On December 20, 2018, our board of directors declared a daily distribution rate for the first quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on January 1, 2019 and continuing on each day thereafter through and including March 31, 2019. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class W share.

Note 11. Subsequent Events

Public Offering Status

As of March 19, 2019, we had sold approximately 236,000 shares of Class A Common stock, approximately 47,000 shares of Class T Common stock, and approximately 67,000 shares of Class W Common stock for gross offering proceeds of $3.5 million in our Primary Offering.

KeyBank Bridge Loans

On February 23, 2019, pursuant to the terms of the Utah Bridge Loan, the KeyBank Bridge Borrowers elected to extend the maturity date of the loan from February 23, 2019 to August 23, 2019 and our Operating Partnership paid KeyBank approximately $60,000 (an amount equal to 0.50% of the outstanding principal balance).

On March 29, 2019, the KeyBank Bridge Borrowers and our Sponsor entered into an amendment to the Utah Bridge Loan and Courtyard Bridge Loans (collectively, the “Full KeyBank Bridge Loan”).  The amendment (the “Second Amendment”) to the Full KeyBank Bridge Loan further extended the maturity date of the Utah Bridge Loan to April 30, 2020 and revised certain of the covenant requirements previously imposed on us by the Full KeyBank Bridge Loan. In connection with the foregoing, we, along with the KeyBank Bridge Borrowers and our Sponsor, also entered into a Second Omnibus Amendment and Reaffirmation of Loan Documents (the “Second Omnibus Amendment”). As a result of the Second Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Full KeyBank Bridge Loan.

In accordance with the Second Amendment, our Sponsor executed a joinder agreement to become a party to the Full KeyBank Bridge Loan. Pursuant to the Second Amendment, the security was amended such that the Full KeyBank Bridge Loan is additionally secured by a pledge of certain equity interests owned by certain subsidiaries of our Sponsor, as set forth in separate pledge agreements.

Cash Distribution Declaration

On March 12, 2019, our board of directors declared a daily distribution rate for the second quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on April 1, 2019 and continuing on each day thereafter through and including June 30, 2019. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class W share.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2018

			Initial Cost to Company				Gross Carrying Amount at December 31, 2018
Description	ST	Encumbrance	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total		Accumulated Depreciation	Date of Construction	Date Acquired
Fayetteville	AR	$29,500,000	$4,903,000	$48,477,000	$53,380,000	$333,127	$4,903,000	$48,810,127	$53,713,127		$(2,569,086)	2016	6/28/2017
Tallahassee	FL	23,500,000	3,780,000	41,064,000	44,844,000	36,314	3,780,000	41,100,314	44,880,314		(1,943,336)	2017	9/28/2017
Wellington	UT	28,709,000	2,520,000	43,567,489	46,087,489	96,037	2,520,000	43,663,526	46,183,526		(1,118,087)	1999	2/23/2018
Cottonwood Creek	UT	9,337,000	3,026,000	12,327,209	15,353,209	55,375	3,026,000	12,382,584	15,408,584		(379,576)	1982	2/23/2018
Charleston	UT	8,859,000	763,000	11,533,180	12,296,180	34,204	763,000	11,567,384	12,330,384		(333,674)	2005	2/23/2018
Courtyard	OR	63,200,000	5,696,000	77,657,563	83,353,563	173,105	5,696,000	77,830,668	83,526,668		(809,373)	1992-2009	8/31/2018
Total		$163,105,000	$20,688,000	$234,626,441	$255,314,441	$728,162	$20,688,000	$235,354,603	$256,042,603	(1)	$(7,153,132)

(1)	The aggregate cost of real estate for United States federal income tax purposes is $281,532,870.
(2)	Building and building improvements include land improvements and furniture, fixtures and equipment.

S-1

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

Activity in real estate facilities during 2018 was as follows:

2018
Real estate facilities
Balance at beginning of year	$98,258,516
Facility acquisitions	157,090,441
Additions - Student	334,925
Additions - Senior	358,721
Balance at end of year	$256,042,603
Accumulated depreciation
Balance at beginning of year	$(1,254,849)
Depreciation expense	(5,898,283)
Balance at end of year	$(7,153,132)
Construction in process
Balance at beginning of year	$—
Net additions and assets placed into service	2,333,331
Balance at end of year	$2,333,331
Real estate facilities, net	$251,222,802

S-2