Form 10-Q
period 2019-03-31
Strategic Student & Senior Housing Trust, Inc.
filed 2019-05-13
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

As of May 6, 2019, there were approximately 11.3 million outstanding shares of Class A common stock, approximately 59,000 outstanding shares of Class T common stock and approximately 72,000 outstanding shares of Class W common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	222,056,659	221,716,391
Site improvements	3,686,917	3,685,000
Furniture, fixtures and equipment	10,037,732	9,953,212
	256,469,308	256,042,603
Accumulated depreciation	(9,135,901)	(7,153,132)
	247,333,407	248,889,471
Construction in process	4,180,805	2,333,331
Real estate facilities, net	251,514,212	251,222,802
Cash and cash equivalents	8,485,785	8,159,408
Restricted cash	3,470,545	3,113,203
Other assets	3,517,818	3,745,094
Intangible assets, net	9,892,035	11,729,108
Total assets	$276,880,395	$277,969,615
LIABILITIES AND EQUITY
Debt, net	$205,645,795	$203,735,898
Accounts payable and accrued liabilities	4,021,936	4,027,720
Due to affiliates	5,369,082	4,237,666
Distributions payable	1,155,365	908,046
Total liabilities	216,192,178	212,909,330
Commitments and contingencies (Note 8)
Redeemable common stock	3,176,705	2,659,654
Preferred equity in our Operating Partnership	10,107,357	10,095,708
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 11,339,061 and 11,122,135 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11,339	11,122
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 52,019 and 36,299 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	52	36
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 67,052 and 43,996 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	67	44
Additional paid-in capital	85,111,705	83,533,060
Distributions	(9,708,319)	(7,981,638)
Accumulated deficit	(27,004,459)	(22,263,678)
Total Strategic Student & Senior Housing Trust, Inc. equity	48,410,385	53,298,946
Noncontrolling interests in our Operating Partnership	(1,006,230)	(994,023)
Total equity	47,404,155	52,304,923
Total liabilities and equity	$276,880,395	$277,969,615

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Leasing and related revenues – student	$2,023,952	$2,293,714
Leasing and related revenues – senior	6,357,376	1,267,722
Total revenues	8,381,328	3,561,436
Operating expenses:
Property operating expenses – student	985,000	923,181
Property operating expenses – senior	4,013,440	734,711
Property operating expenses – affiliates	690,927	111,682
General and administrative	608,205	337,082
Depreciation	1,982,769	1,019,870
Intangible amortization expense	1,837,073	1,973,608
Acquisition expenses – affiliates	—	55,974
Other property acquisition expenses	—	164,927
Total operating expenses	10,117,414	5,321,035
Operating loss	(1,736,086)	(1,759,599)
Other income (expense):
Interest expense	(2,585,597)	(903,182)
Interest expense – debt issuance costs	(197,573)	(78,537)
Other	18,847	7,698
Net loss	(4,500,409)	(2,733,620)
Less: Distributions to preferred unitholders in our Operating Partnership	(238,240)	—
Less: Accretion of preferred equity costs	(11,649)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	9,517	7,275
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(4,740,781)	$(2,726,345)
Net loss per Class A share – basic and diluted	$(0.42)	$(0.28)
Net loss per Class T share – basic and diluted	$(0.42)	$—
Net loss per Class W share – basic and diluted	$(0.42)	$—
Weighted average Class A shares outstanding – basic and diluted	11,211,762	9,705,067
Weighted average Class T shares outstanding – basic and diluted	39,480	—
Weighted average Class W shares outstanding – basic and diluted	62,657	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2017	8,948,551	$8,948	—	$—	—	$—	$68,799,264	$(1,379,950)	$(6,233,945)	$61,194,317	$(938,834)	$60,255,483	$—	$303,844
Gross proceeds from issuance of common stock	1,733,591	1,734	—	—	—	—	15,738,296	—	—	15,740,030	—	15,740,030	—	—
Offering costs	—	—	—	—	—	—	(1,395,269)	—	—	(1,395,269)	—	(1,395,269)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(531,268)	—	—	(531,268)	—	(531,268)	—	531,268
Distributions	—	—	—	—	—	—	—	(1,482,380)	—	(1,482,380)	—	(1,482,380)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,907)	(3,907)	—	—
Issuance of shares for distribution reinvestment plan	60,516	61	—	—	—	—	531,207	—	—	531,268	—	531,268	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(2,726,345)	(2,726,345)	—	(2,726,345)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(7,275)	(7,275)	—	—
Balance as of March 31, 2018	10,742,658	$10,743	—	$—	—	$—	$83,142,230	$(2,862,330)	$(8,960,290)	$71,330,353	$(950,016)	$70,380,337	$—	$835,112

Balance as of December 31, 2018	11,122,135	$11,122	36,299	$36	43,996	$44	$83,533,060	$(7,981,638)	$(22,263,678)	$53,298,946	$(994,023)	$52,304,923	$10,095,708	$2,659,654
Gross proceeds from issuance of common stock	159,655	160	15,500	16	22,872	23	1,993,183	—	—	1,993,382	—	1,993,382	—	—
Offering costs	—	—	—	—	—	—	(425,357)	—	—	(425,357)	—	(425,357)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	6,470	—	—	6,470	—	6,470	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(565,651)	—	—	(565,651)	—	(565,651)	—	565,651
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,600)
Distributions	—	—	—	—	—	—	—	(1,726,681)	—	(1,726,681)	—	(1,726,681)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,690)	(2,690)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(238,240)	—
Issuance of shares for distribution reinvestment plan	57,271	57	220	—	184	—	565,594	—	—	565,651	—	565,651	—	—
Stock based compensation expense	—	—	—	—	—	—	4,406	—	—	4,406	—	4,406	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(4,740,781)	(4,740,781)	—	(4,740,781)	238,240	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,517)	(9,517)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	11,649	—
Balance as of March 31, 2019	11,339,061	$11,339	52,019	$52	67,052	$67	$85,111,705	$(9,708,319)	$(27,004,459)	$48,410,385	$(1,006,230)	$47,404,155	$10,107,357	$3,176,705

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,500,409)	$(2,733,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,017,415	3,072,015
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	188,449	(322,035)
Accounts payable and accrued liabilities	146,034	632,733
Due to affiliates	959,064	(165,096)
Net cash provided by operating activities	810,553	483,997
Cash flows from investing activities:
Purchase of real estate	—	(78,830,878)
Additions to real estate	(2,613,127)	(92,249)
Net cash used in investing activities	(2,613,127)	(78,923,127)
Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	—	46,905,000
Proceeds from issuance of KeyBank Bridge Loans	1,980,368	24,500,000
Principal payments of KeyBank Bridge Loans	—	(6,026,593)
Debt issuance costs	(70,496)	(876,450)
Gross proceeds from issuance of common stock	1,919,474	15,512,031
Redemptions of common stock	(15,300)	—
Offering costs	(173,112)	(1,413,790)
Distributions paid to common stockholders	(1,151,951)	(867,806)
Distributions paid to Operating Partnership unitholders	(2,690)	—
Net cash provided by financing activities	2,486,293	77,732,392
Net change in cash, cash equivalents, and restricted cash	683,719	(706,738)
Cash, cash equivalents, and restricted cash, beginning of period	11,272,611	10,371,998
Cash, cash equivalents, and restricted cash, end of period	$11,956,330	$9,665,260
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,573,761	$445,144
Interest capitalized	$30,029	$—
Debt issuance costs included in due to affiliates	$—	$289,735
Additions to debt issuance costs included in accounts payable and accrued liabilities	$135,000	$—
Deposits applied to purchase of real estate	$—	$1,000,000
Acquisition costs included in due to affiliates	$—	$370,000
Additions to real estate facilities included in accounts payable and accrued liabilities	$805,263	$—
Proceeds from issuance of common stock previously in accounts payable and accrued liabilities	$73,900	$228,000
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$241,360	$497,988
Distributions payable	$837,693	$551,062
Redemptions of common stock included in accounts payable and accrued liabilities	$48,600	$—
Issuance of shares pursuant to distribution reinvestment plan	$565,651	$531,268

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Concurrently with our Registration Statement being declared effective, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). As a result of filing the Articles of Amendment and the Articles Supplementary, all shares issued in our Private Offering were redesignated as Class A shares and the remaining shares were reclassified such that we now have 315,000,000 shares classified as Class A shares, 315,000,000 shares classified as Class T shares and 70,000,000 shares classified as Class W shares. As of March 31, 2019, we had sold approximately 286,000 Class A shares, approximately 52,000 Class T shares, and approximately 67,000 Class W shares for gross offering proceeds of approximately $4.0 million in our Public Offering.

While the Company was formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. As of March 31, 2019, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of March 31, 2019, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See also Note 5 – Preferred Equity in our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering of shares of our common stock. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. As of March 31, 2019, our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

SSSHT Property Management, LLC, a Delaware limited liability company (our “Property Manager”), was formed on October 3, 2016. Our Property Manager derives substantially all of its income from the property management oversight services it performs for us. We expect that we will enter into property management agreements directly with third party property managers and that our Property Manager will provide oversight services with respect to such third party property managers. Please see Note 7 – Related Party Transactions for additional detail.

The Fayetteville Property and our property in Tallahassee, Florida (the “Tallahassee Property”) are managed by Asset Campus Housing (“ACH”), a third-party student housing property manager. Three of our senior housing properties are managed by MSL Community Management LLC, an affiliate of MBK Senior Living LLC (“MBK”). Our fourth senior housing property is managed by Integral Senior Living, LLC (“ISL”). Please see Note 8 – Commitments and Contingencies for additional detail.

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

Reclassifications

Certain amounts previously reported in our 2018 financial statements have been reclassified to conform to the fiscal 2019 presentation.

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

As of March 31, 2019, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance, and construction reserves in connection with the requirements of certain of our loan agreements.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are one year or less. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $6.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2019 and 2018, respectively. We do not expect to have intangible assets for the value of tenant relationships.

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2019 and 2018, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2018, we acquired three properties that did not meet the definition of a business, and we capitalized approximately $1.7 million of acquisition-related transaction costs.

During the three months ended March 31, 2019, we did not incur any acquisition-related transaction costs.  During the three months ended March 31, 2018, we expensed approximately $0.2 million of acquisition-related transaction costs which did not meet our capitalization criteria.

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

Revenue Recognition and Accounts Receivable

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as ASC Topic 606. The objective of ASU 2014-09 was to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach and its adoption did not have a material impact on our consolidated financial statements.

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

Our senior housing properties are generally leased by the unit, pursuant to a resident lease agreement with fixed terms. Such agreements generally have an initial term of no more than 12 months, but are cancellable with 30 days’ notice. Included in the base monthly lease fee are standard items (i.e. living accommodations, food services, activity programs, concierge services, care services, etc.). We bill on a monthly basis, which is generally due at the beginning of the month.

Additionally, at our senior housing properties our managers provide certain ancillary services to residents that are not contemplated in the lease agreement with each resident (primarily community fees and to a lesser extent guest meals, etc.). These services are provided and paid for in addition to the standard items included in each resident lease. Such items are billed on a monthly basis and are generally due at the beginning of the month.

The majority of our revenues are derived from lease and lease related revenues, and the majority of such revenue is not subject to the guidance in ASU 2014-09. The revenues derived from our leases are accounted for pursuant to ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. We adopted ASU 2016-02 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. We adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach and its adoption did not have a material impact on our consolidated financial statements.

Additionally, the Company has elected to adopt a practical expedient not to separate lease and nonlease components, which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under ASU 2016-02, and contracts that are predominantly service-based would be accounted for under ASU 2014-09.  Lease and nonlease revenue components that are accounted for within the scope of ASU 2016-02 are:

•	Student leasing revenues recognized on a straight-line basis over the term of the contract. Other lease related revenues recognized in the period earned.
•

Senior lease revenues are recorded monthly pursuant to the agreements with our residents. The majority of such revenue is attributable to the portion of the base monthly lease fee related to the non-service component of the lease. The service component of the base monthly lease fee is also recognized pursuant to ASU 2016-02 as they are not the predominate component, the service timing and pattern of the service components are the same as the lease component, and the lease component, if separately accounted for, would be classified as an operating lease.

Our revenues that are within the scope of ASU 2014-09 are:

•

Ancillary services provided at our senior housing properties are recognized pursuant to ASU 2014-09. The revenue from the ancillary services are recognized monthly as the performance obligation related to those services is completed.

In estimating the collectability of our accounts receivable, we analyze the aging of resident receivables, historical bad debts, and current economic trends. We have historically incurred very limited losses due to the uncollectibility of our accounts receivable. However, if we determine that a receivable is not probable of being substantially collected, we will adjust the amount of leasing and related revenues recorded related to such tenant. For the three months ended March 31, 2018 such amounts were recorded in property operating expenses.

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

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	40 years
Site Improvements	7 to 10 years

Depreciation of Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 7 years.

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2019 and December 31, 2018, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $12.4 and $10.6 million, respectively.

The total additional estimated future amortization expense of intangible assets recognized as of March 31, 2019 will be approximately $5.5 million, $3.8 million, and $0.6 million for the years ending December 31, 2019, 2020, and 2021, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $2.3 million as of March 31, 2019 and approximately $2.2 million as of December 31, 2018.

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

Redeemable Common Stock

In connection with the Private Offering, we adopted a share redemption program (the “Private Offering Share Redemption Program”) that enabled stockholders to sell their shares to us in limited circumstances, and in connection with the Public Offering, we amended the Private Offering Share Redemption Program (the “Share Redemption Program”), each as described in more detail in Note 8 – Commitments and Contingencies – Share Redemption Program.

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

The table below summarizes our fixed rate debt payable at March 31, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$167,752,000	$161,236,743	$162,747,000	$161,174,251

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders, other than taxable income earned by our TRS. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

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

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the guidance on accounting for leases. ASU 2016-02 supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. We adopted ASU 2016-02 on January 1, 2019 using a modified retrospective transition which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. In addition, we elected to use the available practical expedient package, and therefore did not reassess classification of our existing leases. The adoption of ASU 2016-02 did not have a material impact on our consolidated financial statements.

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the three months ended March 31, 2019:

Real estate facilities
Balance at December 31, 2018	$256,042,603
Additions - Student	111,842
Additions - Senior	314,863
Balance at March 31, 2019	$256,469,308
Accumulated depreciation
Balance at December 31, 2018	$(7,153,132)
Depreciation expense	(1,982,769)
Balance at March 31, 2019	$(9,135,901)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	March 31, 2019	December 31, 2018	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Utah Freddie Mac mortgage loans (2)	46,905,000	46,905,000	5.06%	2/23/2028
Courtyard Freddie Mac mortgage loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	12,195,108	12,195,108	6.50%	4/30/2020
Courtyard Initial Bridge Loan (5)	27,000,000	27,000,000	6.50%	8/31/2019
Courtyard Delayed Draw Commitment (5)	5,600,187	3,619,820	6.50%	8/31/2019
Debt issuance costs, net	(2,254,500)	(2,184,030)
Total debt	$205,645,795	$203,735,898

(1) Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.

(2)

Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3)	Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.

(4)  The variable rate reflected in the table was the rate in effect as of March 31, 2019.

(5)

The variable rate reflected in the table was the rate in effect as of March 31, 2019. The loan may be extended eight months from the maturity date upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of such extension and certain other terms are met, such as there has not been an event of default.

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

We serve as non-recourse guarantor pursuant to the terms and conditions of the Nationwide Loan.

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

KeyBank Bridge Loans

Beginning with our acquisition of the Fayetteville Property, we have entered into various loans with KeyBank National Association (“KeyBank”) in order to fund a portion of the purchase price for our acquisitions. Such loans are in addition to the particular mortgage loan used to acquire the property, and such loans are with us, through our Operating Partnership, along with our CEO and an entity controlled by him (the “Initial KeyBank Bridge Borrowers”). As described below, on March 29, 2019, our Sponsor was added as an additional borrower under the Utah Bridge Loan and the Courtyard Bridge Loans (collectively with the Initial KeyBank Bridge Borrowers, the “KeyBank Bridge Borrowers”). See below for a description of the various loans with KeyBank (the “KeyBank Bridge Loans”).

Fayetteville Bridge Loan

On June 28, 2017, the Initial KeyBank Bridge Borrowers, entered into a bridge loan with KeyBank in an amount of approximately $22.3 million (the “Fayetteville Bridge Loan”) for the purpose of funding a portion of the purchase price for the Fayetteville Property. The Fayetteville Bridge Loan had a variable interest rate, which was based on 1-month Libor plus 400 basis points, resulting in an initial interest rate of approximately 5.23%. On September 5, 2017, we paid off the Fayetteville Bridge Loan with proceeds from our Private Offering.

Tallahassee Bridge Loan

On September 28, 2017, the Initial KeyBank Bridge Borrowers and KeyBank entered into an amended and restated credit agreement (the “Tallahassee Bridge Loan”) in which the Initial KeyBank Bridge Borrowers borrowed $17.6 million for the purpose of funding a portion of the purchase price for the Tallahassee Property. The Tallahassee Bridge Loan had a variable interest rate, which was based on 1-month Libor plus 400 basis points, resulting in an initial interest rate of approximately 5.24%. On November 15, 2017, we paid off the Tallahassee Bridge Loan with proceeds from our Private Offering.

 Utah Bridge Loan

On February 23, 2018, the Initial KeyBank Bridge Borrowers and KeyBank entered into a second amended and restated credit agreement (the “Utah Bridge Loan”) in which the Initial KeyBank Bridge Borrowers borrowed $24.5 million for the purpose of funding a portion of the aggregate purchase price for the Wellington, Cottonwood Creek, and Charleston properties. We have guaranteed full repayment of the Utah Bridge Loan.

The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan such that (i) the loan maturity date was further extended to April 30, 2020, (ii) our Sponsor became an additional borrower, (iii) the collateral was amended to include a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. The KeyBank Bridge Borrowers expect to satisfy the Utah Bridge Loan through a combination of required payments, described below, and/or a refinancing of the loan prior to its maturity.

The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 6.50% as of March 31, 2019. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding, such as acquisition fees incurred in connection with the acquisition of the Wellington, Cottonwood Creek, and Charleston properties. KeyBank consented to us paying $1.2 million of such fees, and we made such payment as of March 31, 2018. As of March 31, 2019, KeyBank consented to our retention of approximately $2.7 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan.

Courtyard Bridge Loans

Concurrent with our entry into the Freddie Mac Courtyard Loan, the Initial KeyBank Bridge Borrowers and KeyBank entered into a first credit agreement supplement and amendment (the “Courtyard Bridge Loans”) to the Utah Bridge Loan in order to add additional tranches. Accordingly, each of the Courtyard Bridge Loans and the Utah Bridge Loan are separate loans with separate maturity dates, but they are secured by the same pool of collateral and subject to the same general restrictions, each as described above under the heading “Utah Bridge Loan” and immediately below.

Pursuant to the terms of the Courtyard Bridge Loans, the Utah Bridge Loan was amended to add two additional tranches: (i) an initial loan of $27 million (the “Courtyard Initial Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Courtyard Delayed Draw Commitment”). The KeyBank Bridge Borrowers utilized the Courtyard Initial Loan for the purpose of funding a portion of the purchase price for the Courtyard Property. We will use the Courtyard Delayed Draw Commitment primarily to fund the costs and expenses associated with the Memory Care Expansion. The Courtyard Property contains developable land which is being developed for an additional 23 units of memory care (the “Memory Care Expansion”).

The Courtyard Bridge Loans mature on August 31, 2019, which may be extended to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the Courtyard Bridge Loans at the time of such extension and certain other customary terms and conditions are met. The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which was at a variable rate of approximately 6.50% as of March 31, 2019. The KeyBank Bridge Borrowers expect to satisfy the Courtyard Bridge Loans through a combination of required payments, described below, and/or a refinancing of the loans prior to their maturity.

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

With respect to the Courtyard Delayed Draw Commitment, we have made additional draws through March 31, 2019 to fund construction. On the Courtyard Delayed Draw Commitment we are required to pay, on a quarterly basis, an unused commitment fee equal to 0.35% per annum of the average daily unused amount of the Courtyard Delayed Draw Commitment.

Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (iii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding KeyBank Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor and Sponsor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of March 31, 2019:

2019	$32,600,187	(1)
2020	12,723,052	(2)
2021	679,120
2022	1,011,295
2023	1,680,592
2024 and thereafter	159,206,049
Total payments	207,900,295
Non-revolving debt issuance costs, net	(2,254,500)
Total	$205,645,795

(1)

The Courtyard Bridge Loans mature on August 31, 2019, but may be extended to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the Courtyard Bridge Loans at the time of such extension and certain other customary terms and conditions are met.

(2)

The Utah Bridge Loan has been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.  As described above, the proceeds from certain events and proceeds from the issuance of equity interests in us generally will be required to be applied to the then outstanding loan balance.

Note 5. Preferred Equity in our Operating Partnership

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

The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. Pursuant to the amendment of the Utah Bridge Loan on March 29, 2019, we are currently restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements of the Utah Bridge Loan are met. The redemption price (“Redemption Price”) for the Preferred Units is equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption.

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

In October 2018, the Preferred Investor invested approximately $0.8 million in our Operating Partnership, which was used to make an investment in Power 5 Conference Student Housing, see Note 7, Related Party Transactions, for additional information. Also in October 2018, the Preferred Investor invested an additional $3.0 million in our Operating Partnership, such amount was used to primarily pay down Utah Bridge Loan. For these investments, the Preferred Investor received approximately 150,550 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 1,505 Preferred Units, or 1.0% of the amount of the Investment.

As of March 31, 2019 and December 31, 2018, approximately $10.2 million of Preferred Units were outstanding.

Note 6. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	Student Housing		Senior Housing		Corporate and Other		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Leasing and leasing related revenues	$2,023,952	$2,293,714	$6,204,954	$1,101,448	$—	$—	$8,228,906	$3,395,162
Other revenues	—	—	152,422	166,274	—	—	152,422	166,274
Property operating expenses	(985,000)	(923,181)	(4,013,440)	(734,711)	—	—	(4,998,440)	(1,657,892)
Net operating income	1,038,952	1,370,533	2,343,936	533,011	—	—	3,382,888	1,903,544
Property operating expenses - affiliates	238,249	86,182	452,678	25,500	—	—	690,927	111,682
General and administrative	—	—	—	—	608,205	337,082	608,205	337,082
Depreciation	823,049	808,228	1,156,782	211,642	2,938	—	1,982,769	1,019,870
Intangible amortization expense	—	1,615,800	1,837,073	357,808	—	—	1,837,073	1,973,608
Acquisition expenses – affiliates	—	—	—	55,974	—	—	—	55,974
Other property acquisition expenses	—	—	—	164,927	—	—	—	164,927
Interest expense	535,350	535,350	2,050,247	367,832	—	—	2,585,597	903,182
Interest expense – debt issuance costs	26,496	17,031	171,077	61,506	—	—	197,573	78,537
Other	(2,001)	—	962	—	(17,808)	(7,698)	(18,847)	(7,698)
Net loss	$(582,191)	$(1,692,058)	$(3,324,883)	$(712,178)	$(593,335)	$(329,384)	$(4,500,409)	$(2,733,620)

The following table summarizes our total assets by segment:

Segments	March 31, 2019	December 31, 2018
Student housing	$93,836,300	$94,593,010
Senior housing	173,070,367	174,210,522
Corporate and Other	9,973,728	9,166,083
Total assets	$276,880,395	$277,969,615

Note 7. Related Party Transactions

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the three months ended March 31, 2019, as well as any related amounts payable as of December 31, 2018 and March 31, 2019:

	Year Ended December 31, 2018			Three Months Ended March 31, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$798,899	$550,938	$371,386	$346,053	$50,000	$667,439
Transfer Agent expenses	107,473	58,000	49,473	21,534	—	71,007
Asset management fees(1)	1,303,198	262,347	1,082,522	573,353	—	1,655,875
Property management oversight fees	244,623	44,336	200,287	68,124	—	268,411
Acquisition expenses	154,311	154,311	—	—	—	—
Capitalized
Debt issuance costs	357,025	390,907	—	—	—	—
Acquisition expenses	3,180,000	1,200,000	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Selling commissions	894,118	926,278	—	77,753	48,599	29,154
Dealer Manager fees	511,522	527,342	—	53,351	38,774	14,577
Stockholder servicing fees and dealer manager servicing fees(2)	47,955	1,009	46,946	24,000	1,045	69,901
Offering costs	913,383	406,331	507,052	122,901	17,235	612,718
Total	$8,512,507	$4,521,799	$4,237,666	$1,287,069	$155,653	$5,369,082

(1)

For the four months ended April 30, 2018, the Advisor permanently waived one half of the asset management fee totaling approximately $160,000. Such amount was waived permanently and accordingly will not be paid to the Advisor. Commensurate with our Public Offering being declared effective on May 1, 2018, the Advisor is no longer waiving the asset management fees.

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

Please see Note 4 – Debt and Note 5 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

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

Note 8. Commitments and Contingencies

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

For the three months ended March 31, 2019, we received two redemption requests for approximately 6,600 shares (approximately $49,000) which was fulfilled in April 2019. Also, for the year ended December 31, 2018, we received one redemption request for approximately 2,000 shares (approximately $15,000) which was fulfilled in January 2019.

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

Note 9. Declaration of Distributions

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

Note 10. Subsequent Events

Public Offering Status

As of May 6, 2019, we had sold approximately 0.3 million shares of Class A Common stock, approximately 59,000 shares of Class T Common stock, and approximately 72,000 shares of Class W Common stock for gross offering proceeds of $4.2 million in our Primary Offering.

Debt Paydown

In April 2019, we paid down an additional $750,000 on the outstanding principal balance of the Utah Bridge Loan, reducing the outstanding balance to approximately $11.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report, as well as with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On May 1, 2018, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering,” and collectively with the Private Offering, the “Offerings”), consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares). As of March 31, 2019, we had sold approximately 286,000 Class A shares, 52,000 Class T shares, and approximately 67,000 Class W shares for gross offering proceeds of approximately $4.0 million in our Public Offering.

As of March 31, 2019 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of March 31, 2019, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$661	198	592	75.0%
Tallahassee	September 28, 2017	August 2017	Florida State University	841	125	434	94.0%
Total				$747	323	1,026	83.0%

(1)	Calculated based on our base rental revenue earned during the three months ended March 31, 2019 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of March 31, 2019.

Senior Housing

On February 23, 2018, we purchased our first three senior housing properties, which are located near Salt Lake City, Utah and are known as the Wellington, Cottonwood Creek and Charleston properties. On August 31, 2018, we purchased an additional senior housing property (the “Courtyard Property”) located in Portland, Oregon.

As of March 31, 2019, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
The Wellington	February 23, 2018	1999	Millcreek, Utah	$4,655	119	89.9%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,638	112	74.1%
The Charleston at Cedar Hills	February 23, 2018	2005	Cedar Hills, Utah	3,683	64	100.0%
Courtyard at Mt. Tabor	August 31, 2018	1992-2009	Portland, Oregon	4,278	286	88.0%
Total				$4,187	581	87.0%

(1)	Calculated based on our revenue earned during the three months ended March 31, 2019 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of March 31, 2019.

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

Results of Operations

Overview

As of March 31, 2019, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to successfully acquire additional student housing and senior housing properties, retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

On June 28, 2017, we purchased the Fayetteville Property and commenced formal operations. On September 28, 2017, we purchased our second property, the Tallahassee Property. On February 23, 2018, we purchased our first three senior housing properties: the Wellington, Cottonwood Creek, and Charleston properties. On August 31, 2018, we purchased our fourth senior housing property, the Courtyard Property. Operating results in future periods will depend on the results of operations of these properties and additional student housing and senior housing properties that we may acquire.

As of March 31, 2019, we owned two student and four senior housing properties, as compared to March 31, 2018 where we owned two student housing properties and three senior housing properties. The comparability of our results of operations was significantly affected by our ongoing acquisition activity in 2018. The three months ended March 31, 2019 include a full three months of results for our two student housing properties and our four senior housing properties.  The three months ended March 31, 2018 includes a full three months of results for our two student housing properties and partial period results for our three senior housing properties acquired on February 23, 2018. Therefore, we believe there is little basis for comparison between the three months ended March 31, 2019 and 2018.

We expect revenues and expenses to increase in future periods as we acquire additional properties. Our results of operations for the three months ended March 31, 2019 are not indicative of those expected in future periods as we expect that revenue, operating expenses, depreciation expense, amortization expense, acquisition expense and interest expense will each increase in future periods as a result of anticipated future acquisitions.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended March 31, 2019 were approximately $2.0 million, as compared approximately $2.3 million for the three months ended March 31, 2018, a decrease of approximately $0.3 million. The decrease is primarily attributable to a decrease in occupancy at our Fayetteville property. We expect such revenues to increase in future periods commensurate with our future leasing activity and student housing acquisition activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended March 31, 2019 were approximately $6.4 million, as compared to $1.3 million for the three months ended March 31, 2018, an increase of approximately $5.1 million. The revenues for the three months ended March 31, 2019 include a full period of results for our three senior housing properties acquired in the first quarter of 2018 and our fourth senior housing property acquired in the third quarter of 2018. The revenues for the three months ended March 31, 2018 include only a partial period of results for our three senior housing properties acquired in the first quarter of 2018. We expect such revenues to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Student

Property operating expenses - student for the three months ended March 31, 2019 were approximately $1.0 million, as compared to approximately $0.9 million for the three months ended March 31, 2018, an increase of approximately $0.1 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended March 31, 2019 were approximately $4.0 million, as compared to $0.7 million for the three months ended March 31, 2018, an increase of approximately $3.3 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The property operating expenses - senior for the three months ended March 31, 2019 include a full period of results for our three senior housing properties acquired in the first quarter of 2018 and our fourth senior housing property acquired in the third quarter of 2018. The property operating expenses - senior for the three months ended March 31, 2018 include only a partial period of results for our three senior housing properties acquired in the first quarter of 2018. We expect such expenses to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the three months ended March 31, 2019 were approximately $0.7 million, as compared to approximately $0.1 million for the three months ended March 31, 2018, an increase of approximately $0.6 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor. The property operating expenses – affiliates for the three months ended March 31, 2019 are attributable to a full period of results for our two student housing properties and four senior housing properties. The property operating expenses – affiliates for the three months ended March 31, 2018 are attributable to a full period of results for our two student housing properties and a partial period of results for our three senior housing properties acquired in the first quarter of 2018. To a lesser extent, property operating expenses - affiliates also increased effective May 1, 2018, as prior thereto our Advisor had waived one half of the asset management fees. We expect property operating expenses - affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were approximately $0.6 million, as compared to approximately $0.3 million for the three months ended March 31, 2018, an increase of approximately $0.3 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The increase was primarily due to our increased operating activity in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended March 31, 2019 were approximately $3.8 million, as compared to depreciation and intangible amortization expenses for the three months ended March 31, 2018 of approximately of $3.0 million, an increase of approximately $0.8 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The increase is primarily attributable to a full period of operations for the three months ended March 31, 2019 for our two student housing properties and four senior housing properties compared to a full period of operations for our student housing properties and partial period of operations for our three senior housing properties acquired in the first quarter of 2018 for the three months ended March 31, 2018.

Acquisition Expenses - Affiliates

Acquisition expenses - affiliates for the three months ended March 31, 2019 were none, as compared to acquisition expenses - affiliates for the three months ended March 31, 2018 of approximately $0.1 million, a decrease of approximately $0.1 million. These acquisition expenses primarily relate to costs incurred related to student housing and senior housing properties which were acquired in the respective period or may be acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses - affiliates are expected to fluctuate commensurate with our acquisition activities.

Other Acquisition Expenses

Other acquisition expenses for the three months ended March 31, 2019 were none, as compared to other acquisition expenses for the three months ended March 31, 2018 of approximately $0.2 million, a decrease of approximately $0.2 million. These other acquisition expenses primarily relate to pursuit costs incurred for student housing and senior housing properties which were acquired in the respective period or may be acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses are expected to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended March 31, 2019 was approximately $2.6 million, as compared to interest expense for the three months ended March 31, 2018 of approximately $0.9 million, an increase of approximately $1.7 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the three months ended March 31, 2019 compared to two student housing properties we owned for the full period and three senior housing properties we owned for a partial period during the three months ended March 31, 2018. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the three months ended March 31, 2019 was approximately $0.2 million, as compared to interest expense - debt issuance costs for the three months ended March 31, 2018 of approximately $0.1 million, an increase of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

Below is information regarding our cash flows for operating, investing and financing activities for the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Net cash flow provided by (used in):
Operating activities	$810,553	$483,997	$326,556
Investing activities	(2,613,127)	(78,923,127)	76,310,000
Financing activities	2,486,293	77,732,392	(75,246,099)

Cash flows provided by operating activities for the three months ended March 31, 2019 and 2018 were approximately $0.8 million and $0.5 million, respectively, a change of approximately $0.3 million. The improvement in cash provided by operating activities was primarily the result of an improvement in working capital of approximately $1.1 million, primarily offset by an increase in our net loss, excluding depreciation and amortization of approximately $0.8 million during the three months ended March 31, 2019.

Cash flows used in investing activities for the three months ended March 31, 2019 and 2018 were approximately $2.6 million and $78.9 million, respectively, a change of approximately $76.3 million. The decrease in cash used in investing activities is primarily the result of a decrease in cash used for the purchase of real estate.

Cash flows provided by financing activities for the three months ended March 31, 2019 and 2018 were approximately $2.5 million and $77.7 million, respectively, a change of approximately $75.2 million. The decrease in cash provided by financing activities is primarily the result of a decrease in net debt inflows of approximately $62.6 million, a reduction in net proceeds related to the issuance of common stock of approximately $12.3 million and increased cash distributions of approximately $0.3 million.

Short-Term Liquidity and Capital Resources

Our Advisor funded and was responsible for our organization and offering costs on our behalf, prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Public Offering, proceeds from secured or unsecured financing from banks or other lenders, issuance of preferred units in our Operating Partnership, net cash provided by property operations, and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class T shares and Class W shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares and Class W shares will likely be lower than distributions on Class A shares because Class T shares are subject to ongoing stockholder servicing fees and Class W shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019		March 31, 2018
Distributions paid in cash — common stockholders	$1,151,951		$867,806
Distributions paid in cash — Operating Partnership unitholders	2,690		—
Distributions reinvested	565,651		531,268
Total distributions	$1,720,292		$1,399,074
Source of distributions
Cash flows provided by operations	$810,553	47.1%	$483,997	34.6%
Proceeds from our offerings	344,088	20.0%	383,809	27.4%
Offering proceeds from distribution reinvestment plan	565,651	32.9%	531,268	38.0%
Total sources	$1,720,292	100.0%	$1,399,074	100.0%

We did not commence paying distributions until September 2017. From our inception through March 31, 2019, we paid cumulative distributions of approximately $9.4 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $27.0 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $21.5 million.

For the three months ended March 31, 2019, we paid total distributions of approximately $1.7 million, as compared to net loss attributable to our common stockholders of approximately $4.7 million. Net loss attributable to our common stockholders for the three months ended March 31, 2019 includes non-cash depreciation and amortization of approximately $3.8 million.

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

Indebtedness

As of March 31, 2019, our total indebtedness was approximately $207.9 million, which included approximately $163.1 million in fixed rate debt and $44.8 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)(2)	$61,293,184	$6,359,871	$15,549,838	$15,090,795	$24,292,680
Debt principal(1)(2)	175,300,108	—	13,402,172	2,691,887	159,206,049
Total contractual obligations	$236,593,292	$6,359,871	$28,952,010	$17,782,682	$183,498,729

(1)

Amounts do not include any balances related to the Courtyard Bridge Loans, as these are neither long-term debt obligations nor long-term liabilities. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

(2)

The required principal payments and the related interest on the Utah Bridge Loan have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.  As described in Note 4 of the Notes to the Consolidated Financial Statements, the proceeds from certain events and proceeds from the issuance of equity interests in us generally will be required to be applied to the then outstanding loan balance.

Off-Balance Sheet Arrangements

Our investments in private placement offerings by Reno Student Housing, DST and Power 5 Conference Student Housing I, DST are accounted for under the equity method of accounting. For more information please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report. Other than that, we do not have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of March 31, 2019, our debt consisted of approximately $207.9 million, which included approximately $163.1 million in fixed rate debt and $44.8 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2019:

	Year Ending December 31,
	2019		2020		2021	2022	2023	Thereafter	Total
Fixed rate debt	$—		$527,944		$679,120	$1,011,295	$1,680,592	$159,206,049	$163,105,000
Average interest rate	4.65%		4.65%		4.65%	4.65%	4.65%	4.65%	4.65%
Variable rate debt	$32,600,187	(2)	$12,195,108	(3)	—	—	—	—	$44,795,295
Average interest rate(1)	6.50%		6.50%		—	—	—	—	6.50%

(1)	The average interest rate was calculated based on the rate in effect on March 31, 2019.
(2)

Such amount is outstanding under the Courtyard Bridge Loans. The Courtyard Bridge Loans mature on August 31, 2019, but may be extended to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the Courtyard Bridge Loans at the time of such extension and certain other customary terms and conditions are met.

(3)

The required principal payments on the Utah Bridge Loan have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.  As described in Note 4 of the Notes to the Consolidated Financial Statements, the proceeds from certain events and proceeds from the issuance of equity interests in us generally will be required to be applied to the then outstanding loan balance.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2018.

We incurred a net loss of approximately $4.7 million for the three months ended March 31, 2019. Our accumulated deficit was approximately $27.0 million as of March 31, 2019. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2019.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. For the year ended December 31, 2017, we funded 73.8% of our distributions using proceeds from our Primary Private Offering and 26.2% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2018, we funded 12.9% of our distributions using cash flows from operations, 50.6% using proceeds from the Primary Private Offering and Primary Offering and 36.5% using proceeds from our distribution reinvestment plan. For the three months ended March 31, 2019, we funded 47.1% of our distributions using cash flows from operations, 20.0% using proceeds from the Primary Private Offering and Primary Offering and 32.9% using proceeds from our distribution reinvestment plan. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Public Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, was declared effective by the SEC, and consists of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares. As of March 31, 2019, we had sold approximately 487,000 shares of Class A Common stock, approximately 52,000 shares of Class T Common stock, and approximately 67,000 shares of Class W Common stock for gross offering proceeds of approximately $6.2 million in our Public Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. In conjunction with the Public Offering, we have incurred approximately $0.3 million in sales commissions and dealer manager fees (of which approximately $0.2 million was re-allowed to third party broker-dealers), and approximately $2.2 million in organization and offering costs.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). For the three months ended March 31, 2019, we received two redemption requests totaling approximately $49,000 (approximately 6,600 shares) which was included in accounts payable and accrued liabilities as of March 31, 2019, and fulfilled in April 2019. For the year ended December 31, 2018, we received one redemption request totaling approximately $15,000 (approximately 2,000 shares), which was included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019. During the three months ended March 31, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2019	2,000	$7.65	2,000	530,181
February 28, 2019	—	—	—	530,181
March 31, 2019	—	—	—	530,181

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to the Company’s prospectus, filed on April 19, 2019, Commission File No. 333-220646

10.1

Second Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC and SmartStop Asset Management, LLC as borrower, and KeyBank National Association, as lender, dated March 29, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.2

Second Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC and KeyBank National Association, dated March 29, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: May 13, 2019	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)