Form 10-Q
period 2019-06-30
Strategic Student & Senior Housing Trust, Inc.
filed 2019-08-09
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of August 5, 2019, there were approximately 11.4 million outstanding shares of Class A common stock, approximately 76,000 outstanding shares of Class T common stock, approximately 85,000 outstanding shares of Class W common stock, approximately 12,000 outstanding shares of Class Y common stock, and no outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	222,304,871	221,716,391
Site improvements	3,686,917	3,685,000
Furniture, fixtures and equipment	10,071,034	9,953,212
	256,750,822	256,042,603
Accumulated depreciation	(11,121,817)	(7,153,132)
	245,629,005	248,889,471
Construction in process	7,286,030	2,333,331
Real estate facilities, net	252,915,035	251,222,802
Cash and cash equivalents	7,354,989	8,159,408
Restricted cash	3,804,826	3,113,203
Other assets	3,335,600	3,745,094
Intangible assets, net	8,055,680	11,729,108
Total assets	$275,466,130	$277,969,615
LIABILITIES AND EQUITY
Debt, net	$207,198,222	$203,735,898
Accounts payable and accrued liabilities	5,145,333	4,027,720
Due to affiliates	6,403,197	4,237,666
Distributions payable	1,391,692	908,046
Total liabilities	220,138,444	212,909,330
Commitments and contingencies (Note 8)
Redeemable common stock	3,649,683	2,659,654
Preferred equity in our Operating Partnership	10,119,005	10,095,708
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 11,468,374 and 11,122,135 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11,469	11,122
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 70,512 and 36,299 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	71	36
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 83,604 and 43,996 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	83	44
Additional paid-in capital	85,705,345	83,533,060
Distributions	(11,487,606)	(7,981,638)
Accumulated deficit	(31,648,634)	(22,263,678)
Total Strategic Student & Senior Housing Trust, Inc. equity	42,580,728	53,298,946
Noncontrolling interests in our Operating Partnership	(1,021,730)	(994,023)
Total equity	41,558,998	52,304,923
Total liabilities and equity	$275,466,130	$277,969,615

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Leasing and related revenues – student	$2,035,523	$2,280,576	$4,059,475	$4,574,290
Leasing and related revenues – senior	6,416,048	3,079,357	12,773,424	4,347,079
Total revenues	8,451,571	5,359,933	16,832,899	8,921,369
Operating expenses:
Property operating expenses – student	872,611	964,634	1,857,611	1,887,815
Property operating expenses – senior	4,133,439	2,030,266	8,146,879	2,764,977
Property operating expenses – affiliates	690,980	268,987	1,381,907	380,669
General and administrative	574,341	502,331	1,182,546	839,413
Depreciation	1,985,916	1,354,564	3,968,685	2,374,435
Intangible amortization expense	1,836,354	2,496,226	3,673,427	4,469,833
Acquisition expenses – affiliates	—	35,224	—	91,198
Other property acquisition expenses	—	104,954	—	269,881
Total operating expenses	10,093,641	7,757,186	20,211,055	13,078,221
Operating loss	(1,642,070)	(2,397,253)	(3,378,156)	(4,156,852)
Other income (expense):
Interest expense	(2,543,584)	(1,402,831)	(5,129,181)	(2,306,013)
Interest expense – debt issuance costs	(185,795)	(245,845)	(383,368)	(324,382)
Other	(27,604)	(40,547)	(8,757)	(32,849)
Net loss	(4,399,053)	(4,086,476)	(8,899,462)	(6,820,096)
Less: Distributions to preferred unitholders in our Operating Partnership	(243,810)	(3,669)	(482,050)	(3,669)
Less: Accretion of preferred equity costs	(11,648)	(637)	(23,297)	(637)
Net loss attributable to the noncontrolling interests in our Operating Partnership	10,336	9,687	19,853	16,962
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(4,644,175)	$(4,081,095)	$(9,384,956)	$(6,807,440)
Net loss per Class A share – basic and diluted	$(0.40)	$(0.38)	$(0.82)	$(0.66)
Net loss per Class T share – basic and diluted	$(0.40)	$—	$(0.82)	$—
Net loss per Class W share – basic and diluted	$(0.40)	$—	$(0.82)	$—
Weighted average Class A shares outstanding – basic and diluted	11,384,828	10,828,562	11,293,231	10,269,918
Weighted average Class T shares outstanding – basic and diluted	64,133	—	51,875	—
Weighted average Class W shares outstanding – basic and diluted	77,735	—	70,238	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2017	8,948,551	$8,948	—	$—	—	$—	$68,799,264	$(1,379,950)	$(6,233,945)	$61,194,317	$(938,834)	$60,255,483	$—	$303,844
Gross proceeds from issuance of common stock	1,733,591	1,734	—	—	—	—	15,738,296	—	—	15,740,030	—	15,740,030	—	—
Offering costs	—	—	—	—	—	—	(1,395,269)	—	—	(1,395,269)	—	(1,395,269)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(531,268)	—	—	(531,268)	—	(531,268)	—	531,268
Distributions	—	—	—	—	—	—	—	(1,482,380)	—	(1,482,380)	—	(1,482,380)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,907)	(3,907)	—	—
Issuance of shares for distribution reinvestment plan	60,516	61	—	—	—	—	531,207	—	—	531,268	—	531,268	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(2,726,345)	(2,726,345)	—	(2,726,345)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(7,275)	(7,275)	—	—
Balance as of March 31, 2018	10,742,658	10,743	—	—	—	—	83,142,230	(2,862,330)	(8,960,290)	71,330,353	(950,016)	70,380,337	—	835,112
Gross proceeds from issuance of common stock	54,006	54	—	—	—	—	499,494	—	—	499,548	—	499,548	—	—
Offering costs	—	—	—	—	—	—	(97,580)	—	—	(97,580)	—	(97,580)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(635,442)	—	—	(635,442)	—	(635,442)	—	635,442
Distributions	—	—	—	—	—	—	—	(1,674,630)	—	(1,674,630)	—	(1,674,630)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,949)	(3,949)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(3,669)	—
Issuance of shares for distribution reinvestment plan	69,595	69	—	—	—	—	635,373	—	—	635,442	—	635,442	—	—
Issuance of restricted stock	7,500	8	—	—	—	—	—	—	—	8	—	8	—	—
Stock based compensation expense	—	—	—	—	—	—	968	—	—	968	—	968	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(4,081,095)	(4,081,095)	—	(4,081,095)	3,669	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,687)	(9,687)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	610,000	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	637	—
Balance as of June 30, 2018	10,873,759	$10,874	—	$—	—	$—	$83,545,043	$(4,536,960)	$(13,041,385)	$65,977,572	$(963,652)	$65,013,920	$610,637	$1,470,554

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2018	11,122,135	$11,122	36,299	$36	43,996	$44	$83,533,060	$(7,981,638)	$(22,263,678)	$53,298,946	$(994,023)	$52,304,923	$10,095,708	$2,659,654
Gross proceeds from issuance of common stock	159,655	160	15,500	16	22,872	23	1,993,183	—	—	1,993,382	—	1,993,382	—	—
Offering costs	—	—	—	—	—	—	(425,357)	—	—	(425,357)	—	(425,357)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	6,470	—	—	6,470	—	6,470	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(565,651)	—	—	(565,651)	—	(565,651)	—	565,651
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,600)
Distributions	—	—	—	—	—	—	—	(1,726,681)	—	(1,726,681)	—	(1,726,681)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,690)	(2,690)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(238,240)	—
Issuance of shares for distribution reinvestment plan	57,271	57	220	—	184	—	565,594	—	—	565,651	—	565,651	—	—
Stock based compensation expense	—	—	—	—	—	—	4,406	—	—	4,406	—	4,406	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(4,740,781)	(4,740,781)	—	(4,740,781)	238,240	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,517)	(9,517)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	11,649	—
Balance as of March 31, 2019	11,339,061	11,339	52,019	52	67,052	67	85,111,705	(9,708,319)	(27,004,459)	48,410,385	(1,006,230)	47,404,155	10,107,357	3,176,705
Gross proceeds from issuance of common stock	76,163	76	18,100	18	16,277	16	1,120,651	—	—	1,120,761	—	1,120,761	—	—
Offering costs	—	—	—	—	—	—	(533,854)	—	—	(533,854)	—	(533,854)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	1,530	—	—	1,530	—	1,530	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(588,006)	—	—	(588,006)	—	(588,006)	—	588,006
Redemptions of common stock	(8,646)	(9)	—	—	—	—	—	—	—	(9)	—	(9)	—	(115,028)
Distributions	—	—	—	—	—	—	—	(1,779,287)	—	(1,779,287)	—	(1,779,287)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,164)	(5,164)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(243,810)	—
Issuance of shares for distribution reinvestment plan	59,296	60	393	1	275	—	587,945	—	—	588,006	—	588,006	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	3	—	3	—	—
Stock based compensation expense	—	—	—	—	—	—	5,374	—	—	5,374	—	5,374	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(4,644,175)	(4,644,175)	—	(4,644,175)	243,810	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10,336)	(10,336)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	11,648	—
Balance as of June 30, 2019	11,468,374	$11,469	70,512	$71	83,604	$83	$85,705,345	$(11,487,606)	$(31,648,634)	$42,580,728	$(1,021,730)	$41,558,998	$10,119,005	$3,649,683

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,899,462)	$(6,820,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,642,112	6,844,268
Amortization of debt issuance costs	383,368	324,382
Stock based compensation expense related to issuance of restricted stock	9,780	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	339,402	(398,230)
Accounts payable and accrued liabilities	369,440	1,341,765
Due to affiliates	1,947,316	(152,574)
Net cash provided by operating activities	1,791,956	1,139,515
Cash flows from investing activities:
Purchase of real estate facilities	—	(78,830,878)
Additions to real estate facilities	(826,351)	(152,275)
Additions to construction in process	(4,617,891)	—
Deposit on acquisitions of real estate facilities	—	(500,000)
Net cash used in investing activities	(5,444,242)	(79,483,153)
Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	—	46,905,000
Proceeds from issuance of KeyBank Bridge Loans	4,354,545	24,500,000
Principal payments of KeyBank Bridge Loans	(1,000,000)	(6,703,715)
Debt issuance costs	(70,496)	(1,310,067)
Issuance of preferred equity in our Operating Partnership	—	610,000
Gross proceeds from issuance of common stock	3,030,455	16,011,588
Redemptions of common stock	(63,900)	—
Offering costs	(352,544)	(1,695,113)
Distributions paid to common stockholders	(2,350,716)	(1,897,646)
Distributions paid to Operating Partnership unitholders	(7,854)	(9,337)
Net cash provided by financing activities	3,539,490	76,410,710
Net change in cash, cash equivalents, and restricted cash	(112,796)	(1,932,928)
Cash, cash equivalents, and restricted cash, beginning of period	11,272,611	10,371,998
Cash, cash equivalents, and restricted cash, end of period	$11,159,815	$8,439,070
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$5,124,884	$2,217,091
Interest capitalized	$137,146	$—
Additions to debt issuance costs included in accounts payable and accrued liabilities	$135,000	$51,600
Deposits applied to purchase of real estate	$—	$1,000,000
Acquisition costs included in due to affiliates	$—	$370,000
Additions to real estate and construction in process in accounts payable and accrued liabilities	$1,360,884	$—
Proceeds from issuance of common stock previously in accounts payable and accrued liabilities	$73,900	$228,000
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$588,876	$596,600
Non-cash preferred equity issuance in our Operating Partnership	$—	$6,100
Distributions payable	$1,072,847	$558,690
Redemptions of common stock included in accounts payable and accrued liabilities	$115,037	$—
Issuance of shares pursuant to distribution reinvestment plan	$1,153,657	$1,166,710

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Concurrently with our Registration Statement being declared effective, we filed articles of amendment to our Charter and articles supplementary to our Charter. As a result, all shares issued in our Private Offering were redesignated as Class A shares and the authorized shares were reclassified among Class A shares and two new classes of shares, Class T shares and Class W shares. As of June 30, 2019, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, and approximately 83,000 Class W shares for gross offering proceeds of approximately $5.2 million in our Primary Offering.

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a Post-Effective Amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our Charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we are offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. Please see Note 10 – Subsequent Events for additional details.

While the Company was formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. As of June 30, 2019, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of June 30, 2019, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See also Note 5 – Preferred Equity in our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering of shares of our common stock. Our Sponsor is a company primarily focused on providing real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop REIT”) in which SmartStop REIT acquired the self storage advisory, asset management, property management and tenant insurance businesses of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop REIT, and our Sponsor is now focused primarily on student and senior housing. As of June 30, 2019, our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

We have no employees. Our advisor is SSSHT Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on October 3, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor on January 27, 2017 (our “Private Offering Advisory Agreement”) which, in connection with our Public Offering, we amended and restated on May 1, 2018 and further amended on September 6, 2018 and July 10, 2019 (as amended, our “Advisory Agreement”). The majority of the officers of our Advisor are also officers of us and our Sponsor. We are also a party to an Advisor Funding Agreement with our Advisor and our Operating Partnership, pursuant to which our Advisor has agreed to fund the upfront sales commission and dealer manager fee for the sale of Class Y shares and the estimated 1% organization and offering expenses for the sale of both the Class Y shares and Class Z shares in the Primary Offering.  Please see Note 10 – Subsequent Events for additional details.

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

The Fayetteville Property and our property in Tallahassee, Florida (the “Tallahassee Property”) are managed by a third-party student housing property manager. Our senior housing properties are managed by third-party senior living operators. Please see Note 8 – Commitments and Contingencies for additional detail.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). On January 27, 2017, we executed a dealer manager agreement (as amended, the “Private Offering Dealer Manager Agreement”) with our Dealer Manager with respect to the Private Offering. The Private Offering Dealer Manager Agreement terminated at the closing of our Private Offering. We executed a similar dealer manager agreement (as amended, the “Dealer Manager Agreement”) with our Dealer Manager with respect to the Public Offering on May 1, 2018. Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Private Offering and is now similarly responsible for our Primary Offering. We amended the Dealer Manager Agreement on July 10, 2019 in connection with the changes to the shares being offered in our Public Offering, as described above. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 1, 2018, the Company executed a transfer agent agreement (the “Transfer Agent Agreement”), with our Transfer Agent. Our Transfer Agent provides transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Prior to May 1, 2018, our Advisor provided services on our behalf similar to those provided by our Transfer Agent.

As we accept subscriptions for shares of our common stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional limited partnership units in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions we make to stockholders. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, which was amended in connection with the Public Offering (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

As of June 30, 2019, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP, which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are one year or less. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $6.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2019 and 2018, respectively. We do not expect to have intangible assets for the value of tenant relationships because we expect the average tenant turnover will be fairly frequent.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2019 and 2018, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the six months ended June 30, 2018, we acquired three properties that did not meet the definition of a business, and we capitalized approximately $1.7 million of acquisition-related transaction costs.

During the six months ended June 30, 2019, we did not incur any acquisition-related transaction costs.  During the six months ended June 30, 2018, we expensed approximately $0.4 million of acquisition-related transaction costs which did not meet our capitalization criteria.

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

The majority of our revenues are derived from lease and lease related revenues, and the majority of such revenue is not subject to the revenue recognition guidance (“ASC Topic 606”) under GAAP. The revenues derived from our leases are accounted for pursuant to ASU 2016-02, “Leases (ASC Topic 842).” ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. We adopted ASU 2016-02 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. We adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach and its adoption did not have a material impact on our consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Additionally, the Company has elected to adopt a practical expedient not to separate lease and nonlease components, which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under ASU 2016-02, and contracts that are predominantly service-based would be accounted for under ASC Topic 606.  Lease and nonlease revenue components that are accounted for within the scope of ASU 2016-02 are:

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

Our revenues that are within the scope of ASC Topic 606 are:

•	The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed.

We have historically incurred very limited losses due to the uncollectibility of our accounts receivable. However, if we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant. For the three and six months ended June 30, 2018 such amounts were recorded in property operating expenses.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2019 and December 31, 2018, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $14.2 and $10.6 million, respectively.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The total additional estimated future amortization expense of intangible assets recognized as of June 30, 2019 will be approximately $3.7 million, $3.8 million, and $0.6 million for the years ending December 31, 2019, 2020, and 2021, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $2.1 million as of June 30, 2019 and approximately $2.2 million as of December 31, 2018.

Organization and Offering Costs

The organization and offering costs described within this section are based on the agreements in place as of June 30, 2019.  On July 10, 2019, an amendment to our Registration Statement was declared effective by the SEC and we concurrently amended and executed certain additional agreements.  See Note 10 – Subsequent Events for additional details regarding these amendments and agreements and the impact to our organization and offering costs.

Our Advisor funded our organization and offering costs on our behalf prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. We subsequently became obligated to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares sold in our Public Offering, which we recognize as a capital contribution from our Advisor. Such organization and offering costs funded by our Advisor were recognized as a liability when we had a present responsibility to reimburse our Advisor upon the commencement of formal operations, which occurred on June 28, 2017. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs associated with the Primary Offering are recorded as an offset to additional paid-in capital, and organization costs are recorded in general and administrative expenses.

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

June 30, 2019

(Unaudited)

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

Redeemable Common Stock

In connection with the Private Offering, we adopted a share redemption program (the “Private Offering Share Redemption Program”) that enabled stockholders to sell their shares to us in limited circumstances, and in connection with the Public Offering, we amended the Private Offering Share Redemption Program (the “Share Redemption Program”), each as described in more detail in Note 8 – Commitments and Contingencies – Share Redemption Program. Also see Note 10 – Subsequent Events, for discussion regarding a subsequent amendment to our Share Redemption Program.

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

June 30, 2019

(Unaudited)

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

The table below summarizes our fixed rate debt payable at June 30, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$171,013,000	$161,298,751	$162,747,000	$161,174,251

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

June 30, 2019

(Unaudited)

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the six months ended June 30, 2019:

Real estate facilities
Balance at December 31, 2018	$256,042,603
Additions - Student	155,881
Additions - Senior	552,338
Balance at June 30, 2019	$256,750,822
Accumulated depreciation
Balance at December 31, 2018	$(7,153,132)
Depreciation expense	(3,968,685)
Balance at June 30, 2019	$(11,121,817)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	June 30, 2019	December 31, 2018	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Utah Freddie Mac mortgage loans (2)	46,905,000	46,905,000	5.06%	2/23/2028
Courtyard Freddie Mac mortgage loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	11,195,108	12,195,108	6.40%	4/30/2020
Courtyard Initial Loan (5)	27,000,000	27,000,000	6.40%	4/30/2020
Courtyard Delayed Draw Commitment (5)	7,974,365	3,619,820	6.40%	4/30/2020
Debt issuance costs, net	(2,076,251)	(2,184,030)
Total debt	$207,198,222	$203,735,898
(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
(2)

Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3)	Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.
(4)	The variable rate reflected in the table was the rate in effect as of June 30, 2019.
(5)

The variable rate reflected in the table was the rate in effect as of June 30, 2019. On August 7, 2019, we elected to exercise an option available to us under the current loan agreement to extend the maturity date to April 30, 2020. Please see Note 10 - Subsequent Events for additional details.

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

June 30, 2019

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

June 30, 2019

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

June 30, 2019

(Unaudited)

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

The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 6.40% as of June 30, 2019. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding, such as acquisition fees incurred in connection with the acquisition of the Wellington, Cottonwood Creek, and Charleston properties. KeyBank consented to us paying $1.2 million of such fees, and we made such payment in the quarter ended March 31, 2018. As of June 30, 2019, KeyBank has consented to our retention of approximately $2.7 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended on August 7, 2019 to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. Please see Note 10 – Subsequent Events for additional details. The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which totaled approximately 6.40% as of June 30, 2019. The KeyBank Bridge Borrowers expect to satisfy the Courtyard Bridge Loans through a combination of required payments, described below, and/or a refinancing of the loans prior to their maturity.

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

With respect to the Courtyard Delayed Draw Commitment, we have made approximately $5.5 million of additional draws through June 30, 2019 to fund construction. We are required to pay, on a quarterly basis, an unused commitment fee equal to 0.35% per annum of the average daily unused amount of the Courtyard Delayed Draw Commitment.

Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (iii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding KeyBank Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of June 30, 2019:

2019	$—
2020	46,697,417	(1)(2)
2021	679,120
2022	1,011,295
2023	1,680,592
2024 and thereafter	159,206,049
Total payments	209,274,473
Non-revolving debt issuance costs, net	(2,076,251)
Total	$207,198,222

(1)

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended on August 7, 2019 to April 30, 2020. Please see Note 10 – Subsequent Events for additional details. The Courtyard Bridge Loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loans.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

The holders of Preferred Units receive distributions at a rate of 9.0% per annum (the “Pay Rate”), payable monthly and calculated on an actual/360 day basis. Accumulated but unpaid distributions, if any, accrue at the Pay Rate. As of June 30, 2019 and December 31, 2018, the accumulated unpaid distributions included in distributions payable were approximately $0.8 million and $0.3 million, respectively. The preferred units of limited partnership interests in our Operating Partnership rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, any cash we have to pay distributions otherwise may be used to pay distributions to the holder of such preferred units first.

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

During the year ended December 31, 2018, the Preferred Investor invested approximately $10.1 million in our Operating Partnership, of which approximately $3.4 million was used in the closing of our Courtyard Property, approximately $5.9 million was used to pay down the Utah Bridge Loan, and approximately $0.8 million was used to make an investment in Power 5 Conference Student Housing (see Note 7, Related Party Transactions, for additional information).  For these investments, the Preferred Investor received approximately 402,550 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 4,025 Preferred Units, or 1.0% of the amount of the Investment.

The Preferred Investor has not made any additional investments in the six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, approximately $10.2 million of Preferred Units were outstanding.

Note 6. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Leasing and leasing related revenues	$2,035,523	$2,280,576	$6,223,498	$2,660,476	$—	$—	$8,259,021	$4,941,052
Other revenues	—	—	192,550	418,881	—	—	192,550	418,881
Property operating expenses	(872,611)	(964,634)	(4,133,439)	(2,030,266)	—	—	(5,006,050)	(2,994,900)
Net operating income	1,162,912	1,315,942	2,282,609	1,049,091	—	—	3,445,521	2,365,033
Property operating expenses - affiliates	236,112	154,151	454,868	114,836	—	—	690,980	268,987
General and administrative	—	—	—	—	574,341	502,331	574,341	502,331
Depreciation	828,355	814,202	1,154,448	540,362	3,113	—	1,985,916	1,354,564
Intangible amortization expense	—	1,615,801	1,836,354	880,425	—	—	1,836,354	2,496,226
Acquisition expenses – affiliates	—	—	—	35,224	—	—	—	35,224
Other property acquisition expenses	—	—	—	104,954	—	—	—	104,954
Interest expense	535,350	535,350	2,008,234	867,481	—	—	2,543,584	1,402,831
Interest expense – debt issuance costs	26,495	17,032	159,300	228,813	—	—	185,795	245,845
Other	139	—	823	27,089	26,642	13,458	27,604	40,547
Net loss	$(463,539)	$(1,820,594)	$(3,331,418)	$(1,750,093)	$(604,096)	$(515,789)	$(4,399,053)	$(4,086,476)

	Six Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Leasing and leasing related revenues	$4,059,475	$4,574,290	$12,428,452	$3,761,924	$—	$—	$16,487,927	$8,336,214
Other revenues	—	—	344,972	585,155	—	—	344,972	585,155
Property operating expenses	(1,857,611)	(1,887,815)	(8,146,879)	(2,764,977)	—	—	(10,004,490)	(4,652,792)
Net operating income	2,201,864	2,686,475	4,626,545	1,582,102	—	—	6,828,409	4,268,577
Property operating expenses - affiliates	474,361	240,333	907,546	140,336	—	—	1,381,907	380,669
General and administrative	—	—	—	—	1,182,546	839,413	1,182,546	839,413
Depreciation	1,651,404	1,620,493	2,311,230	752,004	6,051	1,938	3,968,685	2,374,435
Intangible amortization expense	—	3,231,600	3,673,427	1,238,233	—	—	3,673,427	4,469,833
Acquisition expenses – affiliates	—	—	—	91,198	—	—	—	91,198
Other property acquisition expenses	—	—	—	269,881	—	—	—	269,881
Interest expense	1,070,700	1,070,700	4,058,481	1,235,313	—	—	5,129,181	2,306,013
Interest expense – debt issuance costs	52,991	34,063	330,377	290,319	—	—	383,368	324,382
Other	(1,862)	—	1,785	27,089	8,834	5,760	8,757	32,849
Net loss	$(1,045,730)	$(3,510,714)	$(6,656,301)	$(2,462,271)	$(1,197,431)	$(847,111)	$(8,899,462)	$(6,820,096)

The following table summarizes our total assets by segment:

Segments	June 30, 2019	December 31, 2018
Student housing	$93,177,466	$94,593,010
Senior housing	174,037,077	174,210,522
Corporate and Other	8,251,587	9,166,083
Total assets	$275,466,130	$277,969,615

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 7. Related Party Transactions

The related party transactions described within this Note are based on the agreements in place as of June 30, 2019.  On July 10, 2019, an amendment to our Registration Statement was declared effective by the SEC and we concurrently amended and executed certain additional agreements with related parties.  See Note 10 – Subsequent Events for additional details regarding these amendments and agreements.

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

Organization and Offering Costs

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Primary Offering; provided, however, that our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) to be paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Pursuant to the Advisory Agreement, our Advisor will be required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreements

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required to reimburse our Advisor for certain organization and offering costs from the Offerings; provided, however, pursuant to the Advisory Agreement, our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares in the Primary Offering and will be required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

June 30, 2019

(Unaudited)

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

Transfer Agent Agreement

Our Sponsor is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Effective in May 2018, our Transfer Agent processes subscription agreements and certain other forms directly, as well as provides customer service to our stockholders. These services include, among other things, processing the distributions and any servicing fees with respect to our shares. Additionally, our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. We also expect that our Transfer Agent will conduct transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

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

June 30, 2019

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the six months ended June 30, 2019, as well as any related amounts payable as of December 31, 2018 and June 30, 2019:

	Year Ended December 31, 2018			Six Months Ended June 30, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$798,899	$550,938	$371,386	$666,043	$50,000	$987,429
Transfer Agent expenses	107,473	58,000	49,473	48,250	—	97,723
Asset management fees(1)	1,303,198	262,347	1,082,522	1,148,634	—	2,231,156
Property management oversight fees	244,623	44,336	200,287	134,389	—	334,676
Acquisition expenses	154,311	154,311	—	—	—	—
Capitalized
Debt issuance costs	357,025	390,907	—	—	—	—
Acquisition expenses	3,180,000	1,200,000	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Selling commissions	894,118	926,278	—	115,647	115,647	—
Dealer Manager fees	511,522	527,342	—	65,863	65,863	—
Stockholder servicing fees and dealer manager servicing fees(2)	47,955	1,009	46,946	43,200	3,520	86,626
Offering costs	913,383	406,331	507,052	195,770	17,235	685,587
Total	$8,512,507	$4,521,799	$4,237,666	$2,417,796	$252,265	$6,403,197

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

June 30, 2019

(Unaudited)

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

Note 8. Commitments and Contingencies

Property Management

The Fayetteville Property and the Tallahassee Property are managed by a third-party student housing manager. Pursuant to our property management agreements, we pay a monthly management fee, plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. We also pay a construction management fee for certain construction management services. The property management agreements have a one year term and automatically renew for successive one year periods thereafter, unless we or the third-party student housing manager provides prior written notice at least 30 days prior to the expiration of the term. The agreements are also subject to other customary termination provisions.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Distribution Reinvestment Plans

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. We amended and restated the Private Offering Distribution Reinvestment Plan in connection with the Public Offering (the “Distribution Reinvestment Plan”) on May 1, 2018. The purchase price per share under the Distribution Reinvestment Plan for each class of shares through June 30, 2019 was as follows: (i) $9.81 for Class A shares, (ii) $9.50 for Class T shares and (iii) $9.40 for Class W shares. No sales commissions or dealer manager fees are paid with respect to the sale of such shares. We may amend or terminate the Distribution Reinvestment Plan for any reason at any time upon 10 days’ prior written notice to stockholders.

See Note 10 – Subsequent Events, for discussion regarding a subsequent amendment to our Distribution Reinvestment Plan.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

See Note 10 – Subsequent Events, for discussion regarding a subsequent amendment to our Share Redemption Program.

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

For the six months ended June 30, 2019, we received redemption requests totaling approximately 21,400 shares (approximately $164,000), of which approximately $49,000 was fulfilled in April 2019 and approximately $115,000 of which is included in accounts payable and accrued liabilities as of June 30, 2019. For the year ended December 31, 2018, we received one redemption request for approximately 2,000 shares (approximately $15,000) which was fulfilled in January 2019.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 9. Declaration of Distributions

On June 10, 2019, our board of directors declared a daily distribution rate for the third quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on July 1, 2019 and continuing on each day thereafter through and including September 30, 2019. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class W share.

On June 21, 2019, our board of directors declared a daily distribution rate for the third quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day for the period commencing July 10, 2019 and ending on September 30, 2019. In connection with this distribution, for the stockholders of Class Y shares, after the stockholder servicing fee is paid, approximately $0.00144 per day will be paid per Class Y share and for the stockholders of Class Z shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class Z share. Such distributions payable to each stockholder of record during a month will be paid the following month.

On June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class T shares equivalent to approximately 0.07527 shares of Class T common stock per Class T share outstanding as of June 21, 2019. In addition, on June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class W shares equivalent to approximately 0.01075 shares of Class W common stock per Class W share outstanding as of June 21, 2019. The one-time stock distributions were issued on July 10, 2019.

Note 10. Subsequent Events

Changes to our Offering and Certain Agreements

On June 21, 2019, we suspended the sale of our Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a Post-Effective Amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, we filed articles supplementary to our Charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Also on July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC, such that, effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our Distribution Reinvestment Plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares.

Also on July 10, 2019, we amended and executed certain additional agreements as a result of the change to our Public Offering.  The following agreements were amended:

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Advisory Agreement

We amended the Advisory Agreement in order to provide for a contingent acquisition fee, a disposition fee, and to clarify provisions related to certain expenses incurred by the us and our Advisor and reimbursements from our Advisor. Pursuant to the amendment to the Advisory Agreement, we are now obligated to pay our Advisor a contingent acquisition fee under certain circumstances, based on our stockholders receiving certain returns or if the Advisory Agreement is terminated for any reason other than our Advisor’s fraud, willful misconduct or gross negligence before July 10, 2029. After we pay stockholders total distributions equal to their invested capital, plus a 6% cumulative, non-compounded annual return on invested capital, we will pay our Advisor a contingent acquisition fee equal to 1% of the Contract Purchase Price (as defined in the amendment to the Advisory Agreement) of each property or other real estate investment we acquire after July 10, 2019; and after we pay stockholders total distributions equal to their invested capital, plus a 13% cumulative, non-compounded annual return on invested capital, we will pay our Advisor an additional contingent acquisition fee equal to 2% of the Contract Purchase Price of each property or other real estate investment we acquire after July 10, 2019. We are also now obligated to pay our Advisor or its affiliate a disposition fee under certain circumstances upon the sale of a property. The amount of the disposition fee is generally the lesser of (a) 1% of the Contract Sales Price (as defined in the amendment to the Advisory Agreement) or (b) 50% of the Competitive Real Estate Commission (as defined in the amendment to the Advisory Agreement).

Operating Partnership Agreement

We amended the Operating Partnership Agreement in order to (i) establish two new classes of partnership units, Class Y partnership units and Class Z partnership units and provide that Class Y partnership units will be issued in connection with our contribution of net proceeds from the sale of Class Y shares and Class Z partnership units will be issued in connection with our contribution of net proceeds from the sale of Class Z shares; and (ii) clarify any special allocations to classes of partnership units, including reduction of distributions on Class Y partnership units to pay the stockholder servicing fee with respect to the Class Y shares and reduction of distributions on Class Z partnership units to pay the dealer manager servicing fee with respect to the Class Z shares.

Dealer Manager Agreement

We amended the Dealer Manager Agreement, in order to, among other things, describe the fees paid by us to our Dealer Manager with respect to the sale of Class Y shares and the Class Z shares. Pursuant to the Amendment to the Dealer Manager Agreement, we will pay our Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the primary portion of the offering. However, as described below, our Advisor has agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold, subject to the limitations, as described in Advisor Funding Agreement. In addition, we have agreed to pay our Dealer Manager a monthly stockholder servicing fee that will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share of Class Y shares sold in the Primary Offering, and a monthly dealer managing servicing fee that will accrue daily in an amount equal to 1/365th of 0.5% of the purchase price per share of Class Z shares sold in the Primary Offering.  The limitations of payment of the stockholder servicing fee on the Class Y shares and the dealer manager servicing fee on the Class Z shares are the same of those of the stockholder servicing fee on the previously offered Class T shares and the dealer manager servicing fee on the previously offered Class W shares, respectively.  Please see Note 7 - Related Party Transactions – Dealer Manager Agreements for additional details about such limitations.

The following new agreement became effective July 10, 2019:

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Advisor Funding Agreement

Concurrent with the execution of the amendment to the Advisory Agreement (as described above), we entered into an Advisor Funding Agreement (the “Advisor Funding Agreement”) by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor has agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses is expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us if the organization and offering expenses exceed the 1% estimate being funded by our Advisor. We shall reimburse our Advisor to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor.

Changes to our Share Redemption Program

On June 21, 2019, our board of directors approved an amendment to our Share Redemption Program. Effective August 10, 2019, the redemption price per share for Class A shares, Class Y shares, and Class Z shares will initially depend on the length of time such shares have been held, as described further in our prospectus. The redemption price per share for Class T shares and Class W shares will be equal to the net investment amount of such shares, which will be based on the “amount available for investment” percentage for the respective class of shares, as described further in our prospectus.

Beginning July 10, 2020, the redemption price per share for Class A shares purchased in the Primary Offering shall be equal to the amount paid for such shares.

Changes to our Distribution Reinvestment Plan

On June 21, 2019, our board of directors approved the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRP”) to include, as eligible participants, stockholders holding Class Y shares of our common stock and stockholders holding Class Z shares of our common stock, and to state that the purchase price for shares pursuant to the Second Amended and Restated DRP shall be $9.30 per share for all classes of shares.  The Second Amended and Restated DRP became effective as of July 13, 2019.

Courtyard Bridge Loans Extension

On August 7, 2019, pursuant to the terms of the Courtyard Bridge Loans, the KeyBank Bridge Borrowers elected to extend the maturity date of the loan from August 31, 2019 to April 30, 2020.

Public Offering Status

As of August 5, 2019, we had sold approximately 12,000 shares of Class Y Common stock and no shares of Class Z Common stock and raised additional gross offering proceeds of approximately $0.1 million in our Primary Offering.

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

On May 1, 2018, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering,” and collectively with the Private Offering, the “Offerings”), consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares). As of June 30, 2019, we had sold approximately 362,000 Class A shares, 71,000 Class T shares, and approximately 83,000 Class W shares for gross offering proceeds of approximately $5.2 million in our Primary Offering.

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a Post-Effective Amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Effective as of July 10, 2019, we are offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share.  Please see Note 10 – Subsequent Events of our Notes to Consolidated Financial Statements for additional details.

As of June 30, 2019, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of June 30, 2019, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$660	198	592	77.2%
Tallahassee	September 28, 2017	August 2017	Florida State University	841	125	434	94.9%
Total				$746	323	1,026	84.7%

(1)	Calculated based on our base rental revenue earned during the six months ended June 30, 2019 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of June 30, 2019.

Senior Housing

On February 23, 2018, we purchased our first three senior housing properties, which are located near Salt Lake City, Utah and are known as the Wellington, Cottonwood Creek and Charleston properties. On August 31, 2018, we purchased an additional senior housing property (the “Courtyard Property”) located in Portland, Oregon.

As of June 30, 2019, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
The Wellington	February 23, 2018	1999	Millcreek, Utah	$4,694	119	93.3%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,618	112	74.1%
The Charleston at Cedar Hills	February 23, 2018	2005	Cedar Hills, Utah	3,767	64	89.1%
Courtyard at Mt. Tabor	August 31, 2018	1992-2009	Portland, Oregon	4,317	286	90.1%
Total				$4,236	581	87.6%

(1)	Calculated based on our revenue earned during the six months ended June 30, 2019 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of June 30, 2019.

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

Results of Operations

Overview

As of June 30, 2019, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to successfully acquire additional student housing and senior housing properties, retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

As of June 30, 2019, we owned two student and four senior housing properties, as compared to June 30, 2018 where we owned two student housing properties and three senior housing properties. The comparability of our results of operations was significantly affected by our ongoing acquisition activity in 2018. The three months ended June 30, 2019 include a full three months of results for our two student housing properties and our four senior housing properties.  The three months ended June 30, 2018 includes a full three months of results for our two student housing properties and three senior housing properties acquired on February 23, 2018. The six months ended June 30, 2019 include a full six months of results for our two student housing properties and our four senior housing properties.  The six months ended June 30, 2018 includes a full six months of results for our two student housing properties and partial period results for our three senior housing properties acquired on February 23, 2018. Therefore, we believe there is little basis for comparison between the three and six months ended June 30, 2019 and 2018.

We expect revenues and expenses to increase in future periods as we acquire additional properties. Our results of operations for the three and six months ended June 30, 2019 are not indicative of those expected in future periods as we expect that revenue, operating expenses, depreciation expense, amortization expense, acquisition expense and interest expense will each increase in future periods as a result of anticipated future acquisitions.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended June 30, 2019 were approximately $2.0 million, as compared approximately $2.3 million for the three months ended June 30, 2018, a decrease of approximately $0.3 million. The decrease is primarily attributable to a decrease in occupancy at our Fayetteville property. We expect such revenues to increase in future periods commensurate with our future leasing activity and student housing acquisition activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended June 30, 2019 were approximately $6.4 million, as compared to $3.1 million for the three months ended June 30, 2018, an increase of approximately $3.3 million. The revenues for the three months ended June 30, 2019 include a full period of results for our three senior housing properties acquired in the first quarter of 2018 and our fourth senior housing property acquired in the third quarter of 2018. The revenues for the three months ended June 30, 2018 include a full period of results for only our three senior housing properties acquired in the first quarter of 2018. We expect such revenues to increase in future periods commensurate with our future senior housing acquisition activity and commensurate with our future leasing activity.

Property Operating Expenses - Student

Property operating expenses - student for the three months ended June 30, 2019 were approximately $0.9 million, as compared to approximately $1.0 million for the three months ended June 30, 2018, a decrease of approximately $0.1 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended June 30, 2019 were approximately $4.1 million, as compared to $2.0 million for the three months ended June 30, 2018, an increase of approximately $2.1 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The property operating expenses - senior for the three months ended June 30, 2019 include a full period of results for our four senior housing properties. The property operating expenses - senior for the three months ended June 30, 2018 include a full period of results for only our three senior housing properties acquired in the first quarter of 2018. We expect such expenses to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the three months ended June 30, 2019 were approximately $0.7 million, as compared to approximately $0.3 million for the three months ended June 30, 2018, an increase of approximately $0.4 million. Property operating expenses - affiliates consists of asset management and property management oversight fees. The property operating expenses – affiliates for the three months ended June 30, 2019 are attributable to a full period of results for our two student housing properties and four senior housing properties. The property operating expenses – affiliates for the three months ended June 30, 2018 are attributable to a full period of results for our two student housing properties and only our three senior housing properties acquired in the first quarter of 2018. To a lesser extent, property operating expenses - affiliates also increased effective May 1, 2018, as prior thereto our Advisor had waived one half of the asset management fees. We expect property operating expenses - affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were approximately $0.6 million, as compared to approximately $0.5 million for the three months ended June 30, 2018, an increase of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The increase was primarily due to our increased operating activity in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended June 30, 2019 and 2018 were approximately $3.8 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions.

Acquisition Expenses - Affiliates

Acquisition expenses - affiliates for the three months ended June 30, 2019 were none, as compared to acquisition expenses - affiliates for the three months ended June 30, 2018 of approximately $35,000, a decrease of approximately $35,000. These acquisition expenses primarily relate to costs incurred related to student housing and senior housing properties which were acquired in the respective period or were acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses - affiliates are expected to fluctuate commensurate with our acquisition activities.

Other Acquisition Expenses

Other acquisition expenses for the three months ended June 30, 2019 were none, as compared to other acquisition expenses for the three months ended June 30, 2018 of approximately $0.1 million, a decrease of approximately $0.1 million. These other acquisition expenses primarily relate to pursuit costs incurred for student housing and senior housing properties which were acquired in the respective period or may be acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses are expected to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended June 30, 2019 was approximately $2.5 million, as compared to interest expense for the three months ended June 30, 2018 of approximately $1.4 million, an increase of approximately $1.1 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the three months ended June 30, 2019 compared to two student housing properties and three senior housing properties we owned during the three months ended June 30, 2018. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the three months ended June 30, 2019 and 2018 was approximately $0.2 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

Leasing and Related Revenues - Student

Leasing and related revenues - student for the six months ended June 30, 2019 were approximately $4.1 million, as compared to approximately $4.6 million for the six months ended June 30, 2018, a decrease of approximately $0.5 million. The decrease is primarily attributable to a decrease in occupancy at our Fayetteville property. We expect such revenues to increase in future periods commensurate with our future leasing activity and student housing acquisition activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the six months ended June 30, 2019 were approximately $12.8 million, as compared to $4.3 million for the six months ended June 30, 2018, an increase of approximately $8.4 million. The revenues for the six months ended June 30, 2019 include a full period of results for our three senior housing properties acquired in the first quarter of 2018 and our fourth senior housing property acquired in the third quarter of 2018. The revenues for the six months ended June 30, 2018 include only a partial period of results for our three senior housing properties acquired in the first quarter of 2018. We expect such revenues to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Student

Property operating expenses - student for the six months ended June 30, 2019 and 2018 were approximately $1.9 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the six months ended June 30, 2019 were approximately $8.1 million, as compared to $2.8 million for the six months ended June 30, 2018, an increase of approximately $5.4 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The property operating expenses - senior for the six months ended June 30, 2019 include a full period of results for our four senior housing properties. The property operating expenses - senior for the six months ended June 30, 2018 include only a partial period of results for our three senior housing properties acquired in the first quarter of 2018. We expect such expenses to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the six months ended June 30, 2019 were approximately $1.4 million, as compared to approximately $0.4 million for the six months ended June 30, 2018, an increase of approximately $1.0 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor. The property operating expenses – affiliates for the six months ended June 30, 2019 are attributable to a full period of results for our two student housing properties and four senior housing properties. The property operating expenses – affiliates for the six months ended June 30, 2018 are attributable to a full period of results for our two student housing properties and a partial period of results for our three senior housing properties acquired in the first quarter of 2018. To a lesser extent, property operating expenses - affiliates also increased effective May 1, 2018, as prior thereto our Advisor had waived one half of the asset management fees. We expect property operating expenses - affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were approximately $1.2 million, as compared to approximately $0.8 million for the six months ended June 30, 2018, an increase of approximately $0.3 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The increase was primarily due to our increased operating activity in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the six months ended June 30, 2019 were approximately $7.6 million, as compared to depreciation and intangible amortization expenses for the six months ended June 30, 2018 of approximately of $6.8 million, an increase of approximately $0.8 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The increase is primarily attributable to a full period of operations for the six months ended June 30, 2019 for our two student housing properties and four senior housing properties compared to a full period of operations for our student housing properties and partial period of operations for our three senior housing properties acquired in the first quarter of 2018 for the six months ended June 30, 2018.

Acquisition Expenses - Affiliates

Acquisition expenses - affiliates for the six months ended June 30, 2019 were none, as compared to acquisition expenses - affiliates for the six months ended June 30, 2018 of approximately $0.1 million, a decrease of approximately $0.1 million. These acquisition expenses primarily relate to costs incurred related to student housing or senior housing properties which were acquired in the respective period or were acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses - affiliates are expected to fluctuate commensurate with our acquisition activities.

Other Acquisition Expenses

Other acquisition expenses for the six months ended June 30, 2019 were none, as compared to other acquisition expenses for the six months ended June 30, 2018 of approximately $0.3 million, a decrease of approximately $0.3 million. These other acquisition expenses primarily relate to pursuit costs incurred for student housing or senior housing properties which were acquired in the respective period or were acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses are expected to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the six months ended June 30, 2019 was approximately $5.1 million, as compared to interest expense for the six months ended June 30, 2018 of approximately $2.3 million, an increase of approximately $2.8 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the six months ended June 30, 2019 compared to two student housing properties we owned for the full period ended June 30, 2018 and three of our senior housing properties we owned for a partial period during the six months ended June 30, 2018. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the six months ended June 30, 2019 was approximately $0.4 million, as compared to interest expense - debt issuance costs for the six months ended June 30, 2018 of approximately $0.3 million, an increase of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

Below is information regarding our cash flows for operating, investing and financing activities for the six months ended June 30, 2019 and 2018, is as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
Net cash flow provided by (used in):
Operating activities	$1,791,956	$1,139,515	$652,441
Investing activities	(5,444,242)	(79,483,153)	74,038,911
Financing activities	3,539,490	76,410,710	(72,871,220)

Cash flows provided by operating activities for the six months ended June 30, 2019 and 2018 were approximately $1.8 million and $1.1 million, respectively, a change of approximately $0.7 million. The improvement in cash provided by operating activities was primarily the result of an improvement in working capital of approximately $1.9 million, primarily offset by an increase in our net loss, excluding depreciation and amortization of approximately $1.3 million during the six months ended June 30, 2019.

Cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were approximately $5.4 million and $79.5 million, respectively, a change of approximately $74.0 million. The decrease in cash used in investing activities is primarily the result of a decrease in cash used for the purchase of real estate.

Cash flows provided by financing activities for the six months ended June 30, 2019 and 2018 were approximately $3.5 million and $76.4 million, respectively, a change of approximately $72.9 million. The decrease in cash provided by financing activities is primarily the result of a decrease in net debt inflows of approximately $60.1 million, a reduction in net proceeds related to the issuance of common stock and preferred equity of approximately $12.3 million and increased cash distributions of approximately $0.5 million.

Short-Term Liquidity and Capital Resources

Our Advisor funded and was responsible for our organization and offering costs on our behalf, prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Public Offering, proceeds or refinancing from secured or unsecured financing from banks or other lenders, issuance of preferred units in our Operating Partnership, net cash provided by property operations, and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

Distribution Policy

On June 10, 2019, our board of directors declared a daily distribution rate for the third quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on July 1, 2019 and continuing on each day thereafter through and including September 30, 2019. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class W share.

On June 21, 2019, our board of directors declared a daily distribution rate for the third quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day for the period commencing July 10, 2019 and ending on September 30, 2019. In connection with this distribution, for the stockholders of Class Y shares, after the stockholder servicing fee is paid, approximately $0.00144 per day will be paid per Class Y share and for the stockholders of Class Z shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class Z share. Such distributions payable to each stockholder of record during a month will be paid the following month.

On June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class T shares equivalent to approximately 0.07527 shares of Class T common stock per Class T share outstanding as of June 21, 2019. In addition, on June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class W shares equivalent to approximately 0.01075 shares of Class W common stock per Class W share outstanding as of June 21, 2019. The one-time stock distributions were issued on July 10, 2019.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30, 2019		June 30, 2018
Distributions paid in cash — common stockholders	$2,350,716		$1,897,646
Distributions paid in cash — Operating Partnership unitholders	7,854		9,337
Distributions reinvested	1,153,657		1,166,710
Total distributions	$3,512,227		$3,073,693
Source of distributions
Cash flows provided by operations	$1,791,956	51.0%	$1,139,515	37.0%
Proceeds from our offerings	566,614	16.1%	767,468	25.0%
Offering proceeds from distribution reinvestment plan	1,153,657	32.9%	1,166,710	38.0%
Total sources	$3,512,227	100.0%	$3,073,693	100.0%

We did not commence paying distributions until September 2017. From our inception through June 30, 2019, we paid cumulative distributions of approximately $11.2 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $31.6 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $25.4 million.

For the six months ended June 30, 2019, we paid total distributions of approximately $3.5 million, as compared to net loss attributable to our common stockholders of approximately $9.4 million. Net loss attributable to our common stockholders for the six months ended June 30, 2019 includes non-cash depreciation and amortization of approximately $7.6 million.

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

Indebtedness

As of June 30, 2019, our total indebtedness was approximately $209.3 million, which included approximately $163.1 million in fixed rate debt and $46.2 million in variable rate debt. There is approximately $46.4 million of debt scheduled to mature within the next twelve months from the balance sheet date.  We expect to meet such obligations based on funds provided by net equity issuance proceeds and/or a refinancing of the loans prior to its maturity. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)	$60,434,445	$5,765,359	$15,285,611	$15,090,795	$24,292,680
Debt principal(1)	163,105,000	—	1,207,064	2,691,887	159,206,049
Total contractual obligations	$223,539,445	$5,765,359	$16,492,675	$17,782,682	$183,498,729

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

Subsequent Events

Please see Note 10 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of June 30, 2019, our debt consisted of approximately $209.3 million, which included approximately $163.1 million in fixed rate debt and $46.2 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2019:

	Year Ending December 31,
	2019	2020		2021	2022	2023	Thereafter	Total
Fixed rate debt	$—	$527,944		$679,120	$1,011,295	$1,680,592	$159,206,049	$163,105,000
Average interest rate	—	4.65%		4.65%	4.65%	4.65%	4.65%	4.65%
Variable rate debt	$—	$46,169,472	(2)	—	—	—	—	$46,169,472
Average interest rate(1)	—	6.40%		—	—	—	—	6.40%

(1)	The average interest rate was calculated based on the rate in effect on June 30, 2019.
(2)

Such amount is outstanding under the Utah Bridge Loan and Courtyard Bridge Loans. The required principal payments on these loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan. As described in Note 4 of the Notes to the Consolidated Financial Statements, the proceeds from certain events and proceeds from the issuance of equity interests in us generally will be required to be applied to the then outstanding loan balance. The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended on August 7, 2019 to April 30, 2020. Please see Note 10 – Subsequent Events for additional details.

ITEM 4.CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2019.

We incurred a net loss of approximately $9.4 million for the six months ended June 30, 2019. Our accumulated deficit was approximately $31.6 million as of June 30, 2019. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2019.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. For the year ended December 31, 2017, we funded 73.8% of our distributions using proceeds from our Primary Private Offering and 26.2% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2018, we funded 12.9% of our distributions using cash flows from operations, 50.6% using proceeds from the Primary Private Offering and Primary Offering and 36.5% using proceeds from our distribution reinvestment plan. For the six months ended June 30, 2019, we funded 51.0% of our distributions using cash flows from operations, 16.1% using proceeds from the Primary Private Offering and Primary Offering and 32.9% using proceeds from our distribution reinvestment plan. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Public Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

Our Advisor has agreed to pay our upfront offering expenses, however, if our Sponsor defaults under one of its loan agreements, our Advisor’s ability to pay such upfront offering expenses may be impaired.

Pursuant to the Advisor Funding Agreement, beginning July 10, 2019, our Advisor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares.  However, there may be circumstances in which our Advisor’s ability to pay such upfront offering expenses may be impaired, such as a breach or default under a loan agreement.

If the Advisory Agreement with our Advisor is terminated on or before July 10, 2029 for any reason other than because of the fraud, gross negligence or willful misconduct of our Advisor, we will be required to pay the accrued contingent acquisition fees.

Our Advisor will be entitled to receive contingent acquisition fees related to student housing and senior housing properties and related real estate investments we acquire on or after July 10, 2019. Our Advisor has agreed to defer the payment of any acquisition fee until our stockholders’ receipt of certain specified returns. However, if the Advisory Agreement is terminated before July 10, 2029, for any reason other than the fraud, gross negligence or willful misconduct of our Advisor, the acquisition fees and financing fees will become immediately due and payable by us. Our board of directors may decide against terminating the Advisory Agreement to avoid paying the contingent acquisition fees due upon termination of the Advisory Agreement before July 10, 2029.  Thus, there may be conflicts of interest with respect to the termination of the Advisory Agreement and the payment of the contingent acquisition fees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, was declared effective by the SEC, and consists of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares. As of June 30, 2019, we had sold approximately 622,000 shares of Class A Common stock, approximately 71,000 shares of Class T Common stock, and approximately 84,000 shares of Class W Common stock for gross offering proceeds of approximately $7.9 million in our Public Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. In conjunction with the Public Offering, we have incurred approximately $0.4 million in sales commissions and dealer manager fees (of which approximately $0.2 million was re-allowed to third party broker-dealers), and approximately $2.6 million in organization and offering costs.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). For the six months ended June 30, 2019, we received six redemption requests totaling approximately $164,000 (approximately 21,400 shares), of which approximately $115,000 (approximately 14,800 shares) was included in accounts payable and accrued liabilities as of June 30, 2019, and fulfilled in July 2019. For the year ended December 31, 2018, we received one redemption request totaling approximately $15,000 (approximately 2,000 shares), which was included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019. During the three months ended June 30, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2019	6,646	$7.31	6,646	523,535
May 31, 2019	—	—	—	523,535
June 30, 2019	—	—	—	523,535

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.4

Articles Supplementary to Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to the Company’s prospectus, filed on July 10, 2019, Commission File No. 333-220646

10.1

Second Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC and SmartStop Asset Management, LLC as borrower, and KeyBank National Association, as lender, dated March 29, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.2

Second Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC and KeyBank National Association, dated March 29, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Six Months Ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: August 9, 2019	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)