Form 10-Q
period 2019-09-30
Strategic Student & Senior Housing Trust, Inc.
filed 2019-11-12
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, there were approximately 11.5 million outstanding shares of Class A common stock, approximately 76,000 outstanding shares of Class T common stock, approximately 85,000 outstanding shares of Class W common stock, approximately 0.5 million outstanding shares of Class Y common stock, and 0.2 million outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	222,636,328	221,716,391
Site improvements	3,686,917	3,685,000
Furniture, fixtures and equipment	10,236,370	9,953,212
	257,247,615	256,042,603
Accumulated depreciation	(13,149,060)	(7,153,132)
	244,098,555	248,889,471
Construction in process	10,739,300	2,333,331
Real estate facilities, net	254,837,855	251,222,802
Cash and cash equivalents	7,474,619	8,159,408
Restricted cash	4,138,360	3,113,203
Other assets	3,804,052	3,745,094
Intangible assets, net	6,219,326	11,729,108
Total assets	$276,474,212	$277,969,615
LIABILITIES AND EQUITY
Debt, net	$208,764,186	$203,735,898
Accounts payable and accrued liabilities	6,626,715	4,027,720
Due to affiliates	7,567,031	4,237,666
Distributions payable	1,660,733	908,046
Total liabilities	224,618,665	212,909,330
Commitments and contingencies (Note 8)
Redeemable common stock	4,150,958	2,659,654
Preferred equity in our Operating Partnership	10,130,654	10,095,708
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,516,609 and 11,122,135 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	11,517	11,122
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 76,393 and 36,299 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	76	36
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 84,854 and 43,996 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	85	44
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 261,422 and none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	261	—
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 143,713 and none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	144	—
Additional paid-in capital	89,015,249	83,533,060
Distributions	(13,320,596)	(7,981,638)
Accumulated deficit	(37,094,883)	(22,263,678)
Total Strategic Student & Senior Housing Trust, Inc. equity	38,611,853	53,298,946
Noncontrolling interests in our Operating Partnership	(1,037,918)	(994,023)
Total equity	37,573,935	52,304,923
Total liabilities and equity	$276,474,212	$277,969,615

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Leasing and related revenues – student	$1,689,154	$1,841,243	$5,748,629	$6,415,533
Leasing and related revenues – senior	6,587,994	4,149,750	19,361,418	8,496,829
Total revenues	8,277,148	5,990,993	25,110,047	14,912,362
Operating expenses:
Property operating expenses – student	1,215,998	1,218,285	3,073,608	3,106,101
Property operating expenses – senior	4,328,495	2,691,884	12,475,375	5,456,860
Property operating expenses – affiliates	695,803	485,587	2,077,710	866,256
General and administrative	632,996	490,894	1,815,542	1,330,307
Depreciation	2,027,243	1,559,979	5,995,928	3,934,413
Intangible amortization expense	1,836,354	1,841,542	5,509,781	6,311,376
Acquisition expenses – affiliates	—	57,538	—	148,736
Other property acquisition expenses	—	34,602	—	304,483
Total operating expenses	10,736,889	8,380,311	30,947,944	21,458,532
Operating loss	(2,459,741)	(2,389,318)	(5,837,897)	(6,546,170)
Other income (expense):
Interest expense	(2,534,017)	(1,804,072)	(7,663,198)	(4,110,085)
Interest expense – debt issuance costs	(207,942)	(216,022)	(591,310)	(540,404)
Other	6,635	(31,154)	(2,122)	(64,003)
Net loss	(5,195,065)	(4,440,566)	(14,094,527)	(11,260,662)
Less: Distributions to preferred unitholders in our Operating Partnership	(251,730)	(88,874)	(733,781)	(92,543)
Less: Accretion of preferred equity costs	(11,649)	(7,344)	(34,947)	(7,981)
Net loss attributable to the noncontrolling interests in our Operating Partnership	12,195	10,410	32,048	27,372
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(5,446,249)	$(4,526,374)	$(14,831,207)	$(11,333,814)
Net loss per Class A share – basic and diluted	$(0.46)	$(0.41)	$(1.29)	$(1.08)
Net loss per Class T share – basic and diluted	$(0.46)	$—	$(1.29)	$—
Net loss per Class W share – basic and diluted	$(0.46)	$(0.41)	$(1.29)	$(1.08)
Net loss per Class Y share – basic and diluted	$(0.46)	$—	$(1.29)	$—
Net loss per Class Z share – basic and diluted	$(0.46)	$—	$(1.29)	$—
Weighted average Class A shares outstanding – basic and diluted	11,480,300	10,925,932	11,361,823	10,485,885
Weighted average Class T shares outstanding – basic and diluted	75,470	—	59,826	—
Weighted average Class W shares outstanding – basic and diluted	84,576	12,003	75,070	4,045
Weighted average Class Y shares outstanding – basic and diluted	77,670	—	26,175	—
Weighted average Class Z shares outstanding – basic and diluted	45,344	—	15,281	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2017	8,948,551	$8,948	—	$—	—	$—	$68,799,264	$(1,379,950)	$(6,233,945)	$61,194,317	$(938,834)	$60,255,483	$—	$303,844
Gross proceeds from issuance of common stock	1,733,591	1,734	—	—	—	—	15,738,296	—	—	15,740,030	—	15,740,030	—	—
Offering costs	—	—	—	—	—	—	(1,395,269)	—	—	(1,395,269)	—	(1,395,269)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(531,268)	—	—	(531,268)	—	(531,268)	—	531,268
Distributions	—	—	—	—	—	—	—	(1,482,380)	—	(1,482,380)	—	(1,482,380)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,907)	(3,907)	—	—
Issuance of shares for distribution reinvestment plan	60,516	61	—	—	—	—	531,207	—	—	531,268	—	531,268	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(2,726,345)	(2,726,345)	—	(2,726,345)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(7,275)	(7,275)	—	—
Balance as of March 31, 2018	10,742,658	10,743	—	—	—	—	83,142,230	(2,862,330)	(8,960,290)	71,330,353	(950,016)	70,380,337	—	835,112
Gross proceeds from issuance of common stock	54,006	54	—	—	—	—	499,494	—	—	499,548	—	499,548	—	—
Offering costs	—	—	—	—	—	—	(97,580)	—	—	(97,580)	—	(97,580)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(635,442)	—	—	(635,442)	—	(635,442)	—	635,442
Distributions	—	—	—	—	—	—	—	(1,674,630)	—	(1,674,630)	—	(1,674,630)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,949)	(3,949)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(3,669)	—
Issuance of shares for distribution reinvestment plan	69,595	69	—	—	—	—	635,373	—	—	635,442	—	635,442	—	—
Issuance of restricted stock	7,500	8	—	—	—	—	—	—	—	8	—	8	—	—
Stock based compensation expense	—	—	—	—	—	—	968	—	—	968	—	968	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(4,081,095)	(4,081,095)	—	(4,081,095)	3,669	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,687)	(9,687)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	610,000	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	637	—
Balance as of June 30, 2018	10,873,759	10,874	—	—	—	—	83,545,043	(4,536,960)	(13,041,385)	65,977,572	(963,652)	65,013,920	610,637	1,470,554

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of June 30, 2018	10,873,759	10,874	—	—	—	—	83,545,043	(4,536,960)	(13,041,385)	65,977,572	(963,652)	65,013,920	610,637	1,470,554
Gross proceeds from issuance of common stock	50,875	50	—	—	26,809	27	751,923	—	—	752,000	—	752,000	—	—
Offering costs	—	—	—	—	—	—	(755,331)	—	—	(755,331)	—	(755,331)	—	—
Changes to redeemable common stock	—	—	—	—		—	(616,976)	—	—	(616,976)	—	(616,976)	—	616,976
Distributions	—	—	—	—	—	—	—	(1,710,635)	—	(1,710,635)	—	(1,710,635)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,993)	(3,993)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(88,874)	—
Issuance of shares for distribution reinvestment plan	62,859	63	—	—	—	—	616,913	—	—	616,976	—	616,976	—	—
Stock based compensation expense	—	—	—	—	—	—	4,406	—	—	4,406	—	4,406	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	(4,526,374)	(4,526,374)	—	(4,526,374)	88,874	—
Net loss attributable to the noncontrolling interests	—	—	—		—	—	—	—	—	—	(10,410)	(10,410)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—		—	—	—	—	—	—	5,691,116	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	7,344	—
Balance as of September 30, 2018	10,987,493	$10,987	—	$—	26,809	$27	$83,545,978	$(6,247,595)	$(17,567,759)	$59,741,638	$(978,055)	$58,763,583	$6,309,097	$2,087,530

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2018	11,122,135	$11,122	36,299	$36	43,996	$44	—	—	—	—	$83,533,060	$(7,981,638)	$(22,263,678)	$53,298,946	$(994,023)	$52,304,923	$10,095,708	$2,659,654
Gross proceeds from issuance of common stock	159,655	160	15,500	16	22,872	23	—	—	—	—	1,993,183	—	—	1,993,382	—	1,993,382	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(425,357)	—	—	(425,357)	—	(425,357)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	6,470	—	—	6,470	—	6,470	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(565,651)	—	—	(565,651)	—	(565,651)	—	565,651
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,600)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,726,681)	—	(1,726,681)	—	(1,726,681)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,690)	(2,690)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(238,240)	—
Issuance of shares for distribution reinvestment plan	57,271	57	220	—	184	—	—	—	—	—	565,594	—	—	565,651	—	565,651	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	4,406	—	—	4,406	—	4,406	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,740,781)	(4,740,781)	—	(4,740,781)	238,240	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,517)	(9,517)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,649	—
Balance as of March 31, 2019	11,339,061	11,339	52,019	52	67,052	67	—	—	—	—	85,111,705	(9,708,319)	(27,004,459)	48,410,385	(1,006,230)	47,404,155	10,107,357	3,176,705

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of March 31, 2019	11,339,061	11,339	52,019	52	67,052	67	—	—	—	—	85,111,705	(9,708,319)	(27,004,459)	48,410,385	(1,006,230)	47,404,155	10,107,357	3,176,705
Gross proceeds from issuance of common stock	76,163	76	18,100	18	16,277	16	—	—	—	—	1,120,651	—	—	1,120,761	—	1,120,761	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(533,854)	—	—	(533,854)	—	(533,854)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	1,530	—	—	1,530	—	1,530	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(588,006)	—	—	(588,006)	—	(588,006)	—	588,006
Redemptions of common stock	(8,646)	(9)	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)	—	(115,028)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,779,287)	—	(1,779,287)	—	(1,779,287)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,164)	(5,164)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(243,810)	—
Issuance of shares for distribution reinvestment plan	59,296	60	393	1	275	—	—	—	—	—	587,945	—	—	588,006	—	588,006	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,374	—	—	5,374	—	5,374	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,644,175)	(4,644,175)	—	(4,644,175)	243,810	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,336)	(10,336)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,648	—
Balance as of June 30, 2019	11,468,374	11,469	70,512	71	83,604	83	—	—	—	—	85,705,345	(11,487,606)	(31,648,634)	42,580,728	(1,021,730)	41,558,998	10,119,005	3,649,683

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of June 30, 2019	11,468,374	11,469	70,512	71	83,604	83	—	—	—	—	85,705,345	(11,487,606)	(31,648,634)	42,580,728	(1,021,730)	41,558,998	10,119,005	3,649,683
Gross proceeds from issuance of common stock	—	—	—	—	—	—	261,333	261	143,710	144	3,766,495	—	—	3,766,900	—	3,766,900	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(645,244)	—	—	(645,244)	—	(645,244)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	183,493	—	—	183,493	—	183,493	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(595,568)	—	—	(595,568)	—	(595,568)	—	595,568
Redemptions of common stock	(14,798)	(15)	—	—	—	—	—	—	—	—	—	—	—	(15)	—	(15)	—	(94,293)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,832,990)	—	(1,832,990)	—	(1,832,990)	—	—
Distribution of common stock	—	—	5,307	5	909	1	—	—	—	—	(6)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,993)	(3,993)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(251,730)	—
Issuance of shares for distribution reinvestment plan	63,033	63	574	—	341	1	89	—	3	—	595,504	—	—	595,568	—	595,568	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,230	—	—	5,230	—	5,230	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(5,446,249)	(5,446,249)	—	(5,446,249)	251,730
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,195)	(12,195)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,649	—
Balance as of September 30, 2019	11,516,609	$11,517	76,393	$76	84,854	$85	261,422	$261	143,713	$144	$89,015,249	$(13,320,596)	$(37,094,883)	$38,611,853	$(1,037,918)	$37,573,935	$10,130,654	$4,150,958

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,094,527)	$(11,260,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,505,709	10,245,789
Amortization of debt issuance costs	591,310	540,404
Stock based compensation expense related to issuance of restricted stock	15,010	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(150,001)	(823,490)
Accounts payable and accrued liabilities	1,882,431	2,758,122
Due to affiliates	2,921,658	534,658
Net cash provided by operating activities	2,671,590	1,994,821
Cash flows from investing activities:
Purchase of real estate facilities	—	(170,123,441)
Additions to real estate facilities	(1,323,146)	(303,285)
Additions to construction in process	(8,061,552)	—
Investment in company owned life insurance	(420,243)	—
Settlement of company owned life insurance	420,243	—
Net cash used in investing activities	(9,384,698)	(170,426,726)
Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	—	110,105,000
Proceeds from issuance of KeyBank Bridge Loans	7,349,284	51,500,000
Principal payments of KeyBank Bridge Loans	(2,598,245)	(10,148,136)
Debt issuance costs	(223,018)	(2,349,937)
Issuance of preferred equity in our Operating Partnership	—	6,301,116
Gross proceeds from issuance of common stock	6,817,149	16,798,588
Redemptions of common stock	(178,960)	(1,535,689)
Offering costs	(530,060)	(369,831)
Distributions paid to common stockholders	(3,570,827)	(2,989,432)
Distributions paid to Operating Partnership unitholders	(11,847)	(9,337)
Net cash provided by financing activities	7,053,476	167,302,342
Net change in cash, cash equivalents, and restricted cash	340,368	(1,129,563)
Cash, cash equivalents, and restricted cash, beginning of period	11,272,611	10,371,998
Cash, cash equivalents, and restricted cash, end of period	$11,612,979	$9,242,435
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$7,670,411	$3,898,287
Interest capitalized	$280,679	$—
Additions to debt issuance costs included in accounts payable and accrued liabilities	$—	$16,095
Deposits applied to purchase of real estate	$—	$1,000,000
Acquisition costs included in due to affiliates	$—	$1,980,000
Additions to real estate and construction in process in accounts payable and accrued liabilities	$1,370,493	$—
Proceeds from issuance of common stock previously in accounts payable and accrued liabilities	$48,900	$—
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$992,905	$588,161
Non-cash preferred equity issuance in our Operating Partnership	$—	$63,011
Distributions payable	$1,341,889	$653,431
Redemptions of common stock included in accounts payable and accrued liabilities	$94,284	$—
Issuance of shares pursuant to distribution reinvestment plan	$1,749,225	$1,783,686
Public offering costs previously included in other assets	$—	$722,840

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

On May 1, 2018, our registration statement on Form S-11 (File No. 333-220646) (the “Registration Statement”) was declared effective by the Securities and Exchange Commission (“SEC”). The Registration Statement registered up to $1.0 billion in shares of common stock for sale to the public (the “Primary Offering”) consisting of three classes of shares — Class A shares, Class T shares, and Class W shares— and up to $95,000,000 in shares of common stock for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering”). Concurrently with our Registration Statement being declared effective, we filed articles of amendment to our charter and articles supplementary to our charter. As a result, all shares issued in our Private Offering were redesignated as Class A shares and the authorized shares were reclassified among Class A shares and two new classes of shares, Class T shares and Class W shares.

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. As of September 30, 2019, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 261,000 Class Y shares, and approximately 144,000 Class Z shares for gross offering proceeds of approximately $8.9 million in our Primary Offering.

While the Company was formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. As of September 30, 2019, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of September 30, 2019, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering. Our Sponsor is a company primarily focused on providing real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop REIT”) in which SmartStop REIT acquired the self storage advisory, asset management, property management and tenant insurance businesses of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop REIT, and our Sponsor is now focused primarily on student and senior housing. As of September 30, 2019, our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

We have no employees. Our advisor is SSSHT Advisor, LLC, a Delaware limited liability company (our “Advisor”) which was formed on October 3, 2016.  The majority of the officers of our Advisor are also officers of us and our Sponsor. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the Advisory Agreement, as defined elsewhere herein.   Please see Note 7 – Related Party Transactions for additional detail.

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

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Our Dealer Manager is responsible for marketing our shares offered pursuant to our offerings. Please see Note 7 – Related Party Transactions for additional detail.

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). Our Transfer Agent provides transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Please see Note 7 – Related Party Transactions for additional detail. Prior to May 1, 2018, our Advisor provided services on our behalf similar to those provided by our Transfer Agent.

As we accept subscriptions for shares of our common stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional limited partnership units in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

partnership units that are equivalent to the distributions we make to stockholders. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the Operating Partnership Agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

As of September 30, 2019, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are one year or less. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $16.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2019 and 2018, respectively. We do not expect to have intangible assets for the value of tenant relationships because we expect the average tenant turnover will be fairly frequent.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2018, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the nine months ended September 30, 2018, we acquired four properties that did not meet the definition of a business, and we capitalized approximately $3.4 million of acquisition-related transaction costs and we expensed approximately $0.5 million of acquisition-related transaction costs which did not meet our capitalization criteria. During the nine months ended September 30, 2019, we did not incur any acquisition-related transaction costs.

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

September 30, 2019

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

We have historically incurred very limited losses due to the uncollectibility of our accounts receivable. However, if we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant. For the three and nine months ended September 30, 2018 such amounts were recorded in property operating expenses.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2019 and December 31, 2018, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $16.1 million and $10.6 million, respectively.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The total additional estimated future amortization expense of intangible assets recognized as of September 30, 2019 will be approximately $1.8 million, $3.8 million, and $0.6 million for the years ending December 31, 2019, 2020, and 2021, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.9 million as of September 30, 2019 and approximately $2.2 million as of December 31, 2018.

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor.  Additionally, our Advisor has also agreed to fund, and will not be reimbursed for 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares sold in our Public Offering, which we recognize as a capital contribution from our Advisor.

Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminates to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor.  If at any point in time we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to exceed 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such excess as a receivable from our Advisor and a corresponding capital contribution from our Advisor. If we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to be less than 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such difference as a payable to our Advisor and a reduction of additional paid-in capital. Offering costs associated with the Primary Offering are recorded as an offset to additional paid-in capital, and organization costs are recorded in general and administrative expenses.

In connection with our Primary Offering, our Dealer Manager may receive an upfront sales commission and dealer manager fee based upon the share class sold under the terms of the Dealer Manager Agreement, which are recorded as a reduction to additional paid-in capital as an offering cost. Our Advisor agreed to fund the payment of the upfront 3.0% sales commission and the upfront 3.0% dealer manager fee for the sale of Class Y shares sold in the Primary Offering, which we recognize as a capital contribution from our Advisor. Our Advisor may cease paying such amounts in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering, as described in more detail in Note 7 – Related Party Transactions.

In addition, our Dealer Manager may also receive an ongoing stockholder servicing fee and ongoing dealer manager fee for certain classes of our common stock, subject to certain limitations. We record a liability within Due to Affiliates and a reduction to additional paid-in capital at the time of sale of the Class T, Class W, Class Y, and Class Z shares for the future estimated ongoing stockholder and dealer manager servicing fees.  Please see Note 7 – Related Party Transactions – Dealer Manager Agreements for additional details about such commissions and fees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Accounting for Equity Awards and Stock Distributions

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

On June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class T shares equivalent to approximately 0.07527 shares of Class T common stock per Class T share outstanding as of June 21, 2019. In addition, on June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class W shares equivalent to approximately 0.01075 shares of Class W common stock per Class W share outstanding as of June 21, 2019. The one-time stock distribution shares were issued on July 10, 2019 and are included in the accompanying consolidated statement of equity at September 30, 2019.

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

September 30, 2019

(Unaudited)

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

The table below summarizes our fixed rate debt payable at September 30, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$172,155,000	$161,359,057	$162,747,000	$161,174,251

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

September 30, 2019

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the nine months ended September 30, 2019:

Real estate facilities
Balance at December 31, 2018	$256,042,603
Additions - Student	254,395
Additions - Senior	950,617
Balance at September 30, 2019	$257,247,615
Accumulated depreciation
Balance at December 31, 2018	$(7,153,132)
Depreciation expense	(5,995,928)
Balance at September 30, 2019	$(13,149,060)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	September 30, 2019	December 31, 2018	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Utah Freddie Mac mortgage loans (2)	46,905,000	46,905,000	5.06%	2/23/2028
Courtyard Freddie Mac mortgage loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	9,596,864	12,195,108	6.05%	4/30/2020
Courtyard Initial Loan (4)	27,000,000	27,000,000	6.05%	4/30/2020
Courtyard Delayed Draw Commitment (4)	10,969,104	3,619,820	6.05%	4/30/2020
Debt issuance costs, net	(1,906,782)	(2,184,030)
Total debt	$208,764,186	$203,735,898
(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
(2)

Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3)	Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.
(4)	The variable rate reflected in the table was the rate in effect as of September 30, 2019.

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

September 30, 2019

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

September 30, 2019

(Unaudited)

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

The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan such that (i) the loan maturity date was further extended to April 30, 2020, (ii) our Sponsor became an additional borrower, (iii) the collateral was amended to include a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. The Company expects to be able to satisfy the Utah Bridge Loan through the required payments or to refinance the loan prior to its maturity. In the event the loan is not fully satisfied or refinanced prior to its scheduled maturity, the KeyBank Bridge Borrowers are obligated to satisfy the loan, as discussed above.

The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 6.05% as of September 30, 2019. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding, such as acquisition fees incurred in connection with the acquisition of the Wellington, Cottonwood Creek, and Charleston properties. KeyBank consented to us paying $1.2 million of such fees, and we made such payment in the quarter ended March 31, 2018. As of September 30, 2019, KeyBank has consented to our retention of approximately $4.0 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan.

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

Pursuant to the terms of the Courtyard Bridge Loans, the Utah Bridge Loan was amended to add two additional tranches: (i) an initial loan of $27 million (the “Courtyard Initial Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Courtyard Delayed Draw Commitment”). The KeyBank Bridge Borrowers utilized the Courtyard Initial Loan for the purpose of funding a portion of the purchase price for the Courtyard Property. The Courtyard Delayed Draw Commitment is utilized primarily to fund the costs and expenses associated with the Memory Care Expansion. The Courtyard Property contains developable land which is being developed for an additional 23 units of memory care (the “Memory Care Expansion”).

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended on August 7, 2019 to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which totaled approximately 6.05% as of September 30, 2019. The Company expects to be able to satisfy the Courtyard Bridge Loans through the required payments or to refinance the loan prior to its maturity. In the event the loan is not fully satisfied or refinanced prior to its scheduled maturity, the KeyBank Bridge Borrowers are obligated to satisfy the loan, as discussed above.

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

With respect to the Courtyard Delayed Draw Commitment, we have made approximately $8.5 million of additional draws through September 30, 2019 to fund construction. We are required to pay, on a quarterly basis, an unused commitment fee equal to 0.35% per annum of the average daily unused amount of the Courtyard Delayed Draw Commitment.

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

September 30, 2019

(Unaudited)

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of September 30, 2019:

2019	$—
2020	48,093,912	(1)
2021	679,120
2022	1,011,295
2023	1,680,592
2024 and thereafter	159,206,049
Total payments	210,670,968
Non-revolving debt issuance costs, net	(1,906,782)
Total	$208,764,186

(1)

The Utah and Courtyard Bridge Loans have been reflected in the above table assuming that the outstanding principal is paid off at the maturity of the loan.  As described above, the proceeds from certain events and proceeds from the issuance of equity interests in us generally will be required to be applied to the then outstanding loan balance.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The holders of Preferred Units accrue distributions at a rate of 9.0% per annum (the “Pay Rate”), payable monthly and calculated on an actual/360 day basis. Accumulated but unpaid distributions, if any, accrue at the Pay Rate. As of September 30, 2019 and December 31, 2018, the accumulated unpaid distributions included in distributions payable were approximately $1.1 million and $0.3 million, respectively. The preferred units of limited partnership interests in our Operating Partnership rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, any cash we have to pay distributions otherwise may be used to pay distributions to the holder of such preferred units first.

The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. Pursuant to the amendment of the Utah Bridge Loan on March 29, 2019, we are currently restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements of the Utah and Courtyard Bridge Loans are met. The redemption price (“Redemption Price”) for the Preferred Units is equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption.

During the year ended December 31, 2018, the Preferred Investor invested approximately $10.1 million in our Operating Partnership, of which approximately $3.4 million was used in the closing of our Courtyard Property, approximately $5.9 million was used to pay down the Utah Bridge Loan, and approximately $0.8 million was used to make an investment in Power 5 Conference Student Housing (see Note 7 - Related Party Transactions, for additional information).  For these investments, the Preferred Investor received approximately 402,550 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 4,025 Preferred Units, or 1.0% of the amount of the Investment.

The Preferred Investor has not made any additional investments in the nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, approximately $10.2 million of Preferred Units were outstanding.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 6. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Leasing and leasing related revenues	$1,689,154	$1,841,243	$6,422,282	$3,557,421	$—	$—	$8,111,436	$5,398,664
Other revenues	—	—	165,712	592,329	—	—	165,712	592,329
Property operating expenses	(1,215,998)	(1,218,285)	(4,328,495)	(2,691,884)	—	—	(5,544,493)	(3,910,169)
Net operating income	473,156	622,958	2,259,499	1,457,866	—	—	2,732,655	2,080,824
Property operating expenses - affiliates	238,396	201,449	457,407	284,138	—	—	695,803	485,587
General and administrative	—	—	—	—	632,996	490,894	632,996	490,894
Depreciation	835,220	812,347	1,187,625	745,263	4,398	2,369	2,027,243	1,559,979
Intangible amortization expense	—	512,040	1,836,354	1,329,502	—	—	1,836,354	1,841,542
Acquisition expenses – affiliates	—	—	—	57,538	—	—	—	57,538
Other property acquisition expenses	—	—	—	34,602	—	—	—	34,602
Interest expense	535,350	535,350	1,998,667	1,268,722	—	—	2,534,017	1,804,072
Interest expense – debt issuance costs	24,741	17,031	183,201	198,991	—	—	207,942	216,022
Other	(7,949)	—	298	37,610	1,016	(6,456)	(6,635)	31,154
Net loss	$(1,152,602)	$(1,455,259)	$(3,404,053)	$(2,498,500)	$(638,410)	$(486,807)	$(5,195,065)	$(4,440,566)

	Nine Months Ended September 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Leasing and leasing related revenues	$5,748,629	$6,415,533	$18,850,734	$7,319,345	$—	$—	$24,599,363	$13,734,878
Other revenues	—	—	510,684	1,177,484	—	—	510,684	1,177,484
Property operating expenses	(3,073,608)	(3,106,101)	(12,475,375)	(5,456,860)	—	—	(15,548,983)	(8,562,961)
Net operating income	2,675,021	3,309,432	6,886,043	3,039,969	—	—	9,561,064	6,349,401
Property operating expenses - affiliates	712,757	441,782	1,364,953	424,474	—	—	2,077,710	866,256
General and administrative	—	—	—	—	1,815,542	1,330,307	1,815,542	1,330,307
Depreciation	2,486,624	2,432,839	3,498,855	1,497,267	10,449	4,307	5,995,928	3,934,413
Intangible amortization expense	—	3,743,640	5,509,781	2,567,736	—	—	5,509,781	6,311,376
Acquisition expenses – affiliates	—	—	—	148,736	—	—	—	148,736
Other property acquisition expenses	—	—	—	304,483	—	—	—	304,483
Interest expense	1,606,050	1,606,050	6,057,148	2,504,035	—	—	7,663,198	4,110,085
Interest expense – debt issuance costs	77,732	51,094	513,578	489,310	—	—	591,310	540,404
Other	(9,810)	—	2,082	64,699	9,850	(696)	2,122	64,003
Net loss	$(2,198,332)	$(4,965,973)	$(10,060,354)	$(4,960,771)	$(1,835,841)	$(1,333,918)	$(14,094,527)	$(11,260,662)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following table summarizes our total assets by segment:

Segments	September 30, 2019	December 31, 2018
Student housing	$92,678,638	$94,593,010
Senior housing	174,657,371	174,210,522
Corporate and Other	9,138,203	9,166,083
Total assets	$276,474,212	$277,969,615

Note 7. Related Party Transactions

Fees to Affiliates

On January 27, 2017, in connection with the Private Offering, we entered into an advisory agreement with our Advisor (the “Private Offering Advisory Agreement”) and a dealer manager agreement with our Dealer Manager (the “Private Offering Dealer Manager Agreement”) which entitled our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Private Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us. In connection with our Public Offering, we entered into an amended and restated advisory agreement (as amended, the “Advisory Agreement”) and a new dealer manager agreement (as amended, the “Dealer Manager Agreement”).

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

Organization and Offering Costs

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Primary Offering; provided, however, that our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares.  Our Advisor has also agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares, provided, however, that our Advisor may cease paying such amounts in its sole discretion, as described in more detail below. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) to be paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminates to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor.

Advisory Agreements

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required to reimburse our Advisor for certain organization and offering costs from the Offerings; provided, however, pursuant to the Advisory Agreement, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares in the Primary Offering, and additionally has also agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

shares, provided, however, that our Advisor may cease paying such amounts in its sole discretion, as described in more detail below.

The Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees, are in excess of 15% of gross proceeds from the Primary Offering.

Our Advisor was due acquisition fees pursuant to the Private Offering Advisory Agreement equal to 2% of the contract purchase price of each property we acquired while such agreement was in effect. Prior to the amendment of the Advisory Agreement on September 6, 2018 (the “AA Amendment”), our Advisor received acquisition fees equal to 1.75% of the contract purchase price of each property we acquired. The AA Amendment eliminated such acquisition fees. On July 10, 2019, we entered into another amendment to the Advisory Agreement (the “Second AA Amendment”).  Pursuant to the Second AA Amendment, our Advisor may be entitled to an acquisition fee (the “Contingent Acquisition Fee”) with respect to acquisitions made subsequent to July 10, 2019, subject to us satisfying certain stockholder return thresholds or if the Advisory Agreement is terminated for any reason other than our Advisor’s fraud, willful misconduct or gross negligence before July 10, 2029.  After we pay stockholders total distributions equal to their invested capital, plus a 6% cumulative, non-compounded annual return on invested capital, we will pay our Advisor a contingent acquisition fee equal to 1% of the Contract Purchase Price (as defined in the Second AA Amendment) of each property or other real estate investment we acquire after July 10, 2019; and after we pay stockholders total distributions equal to their invested capital, plus a 13% cumulative, non-compounded annual return on invested capital, we will pay our Advisor an additional contingent acquisition fee equal to 2% of the Contract Purchase Price of each property or other real estate investment we acquire after July 10, 2019. Our Advisor received reimbursement of any acquisition expenses our Advisor incurred pursuant to the Private Offering Advisory Agreement, which continues under the Advisory Agreement.

Our Advisor was entitled to receive a monthly asset management fee equal to 0.05417% (which is one twelfth of 0.65%) of our aggregate asset value, pursuant to the Private Offering Advisory Agreement. Pursuant to the Advisory Agreement, effective May 1, 2018, our Advisor is also entitled to receive a monthly asset management fee. This fee was initially equal to 0.05208% (which is one twelfth of 0.625%) of our average invested assets, as defined by the Advisory Agreement, but the AA Amendment later increased this fee to 0.66667% (which is one twelfth of 0.8%) of our average invested assets.

Pursuant to the Private Offering Advisory Agreement, our Advisor was due a financing fee of up to 0.5% of the borrowed amount of a loan for arranging for financing in connection with the acquisition, development or repositioning of our properties. Our Advisor will not receive financing fees pursuant to the Advisory Agreement.

Pursuant to the Second AA Amendment, our Advisor may be entitled to disposition fees generally equal to the lesser of (a) 1% of the Contract Sales Price or (b) 50% of the Competitive Real Estate Commission (as defined in the Second AA Amendment).

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) do not renew or terminate the Advisory Agreement, (3) liquidate our portfolio or (4) effect a merger or other corporate reorganization.

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. Such calculation was effective starting with the quarter ending September 30, 2019 and our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into an Advisor Funding Agreement (the “Advisor Funding Agreement”) by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor has agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses is expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us if the organization and offering expenses exceed the 1% estimate being funded by our Advisor. Conversely, we must reimburse our Advisor to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor. As of September 30, 2019, we have raised approximately $3.8 million in gross offering proceeds from the sale of Class Y and Z shares, and have received funding from our Advisor of approximately $0.2 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares.

Dealer Manager Agreements

In connection with our Primary Private Offering, our Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales in the Primary Private Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Private Offering under the terms of the Private Offering Dealer Manager Agreement; provided, however, for all shares sold pursuant to our Primary Private Offering through November 15, 2017 (the “Discount Termination Date”), dealer manager fees were reduced to an amount of up 2.0% of gross proceeds from sales in the Primary Private Offering.

In connection with our Public Offering, our Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager did not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering.

As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering, and on July 10, 2019, we commenced offering Class Y shares and Class Z shares. Pursuant to the Dealer Manager Agreement, we now pay our Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the primary portion of the offering. However, as described above, our Advisor has agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold, subject to certain limitations. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering. Our Dealer Manager will also receive an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding.

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

September 30, 2019

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the nine months ended September 30, 2019, as well as any related amounts payable as of December 31, 2018 and September 30, 2019:

	Year Ended December 31, 2018			Nine Months Ended September 30, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$798,899	$550,938	$371,386	$981,999	$206,958	$1,146,427
Transfer Agent expenses	107,473	58,000	49,473	70,749	—	120,222
Asset management fees(1)	1,303,198	262,347	1,082,522	1,724,874	—	2,807,396
Property management oversight fees	244,623	44,336	200,287	350,994	—	551,281
Acquisition expenses	154,311	154,311	—	—	—	—
Capitalized
Debt issuance costs	357,025	390,907	—	—	—	—
Acquisition expenses	3,180,000	1,200,000	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Selling commissions	894,118	926,278	—	203,301	192,036	11,265
Dealer Manager fees	511,522	527,342	—	155,296	144,031	11,265
Stockholder servicing fees and dealer manager servicing fees(2)	47,955	1,009	46,946	235,939	6,717	276,168
Offering costs	913,383	406,331	507,052	155,955	-	663,007
Total	$8,512,507	$4,521,799	$4,237,666	$3,879,107	$549,742	$7,567,031

(1)

For the four months ended April 30, 2018, the Advisor permanently waived one half of the asset management fee totaling approximately $160,000. Such amount was waived permanently and accordingly will not be paid to the Advisor. Commensurate with our Public Offering being declared effective on May 1, 2018, the Advisor is no longer waiving the asset management fees.

(2)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares and an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Distribution Reinvestment Plans

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. On May 1, 2018, we amended and restated the Private Offering Distribution Reinvestment Plan in connection with the Public Offering to establish the purchase price per share under the distribution reinvestment plan of our Class A, Class T, and Class W shares. On June 21, 2019, our board of directors further amended and restated the distribution reinvestment plan (the “Distribution Reinvestment Plan”), effective as of July 13, 2019, to include, as eligible participants, stockholders holding Class Y shares of our common stock and stockholders holding Class Z shares of our common stock, and to state that the purchase price for shares pursuant to the Distribution Reinvestment Plan shall be $9.30 per share for all classes of shares. No sales commissions or dealer manager fees are paid with respect to the sale of such shares. We may amend or terminate the Distribution Reinvestment Plan for any reason at any time upon 10 days’ prior written notice to stockholders.

Share Redemption Programs

We established a share redemption program in connection with the Private Offering (the “Private Offering Share Redemption Program”) which enabled stockholders to sell their shares to us in limited circumstances. In connection with the Public Offering, we amended the Private Offering Share Redemption Program (as further amended, the “Share Redemption Program”). Stockholders generally have to hold shares for one year before submitting a redemption request; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. The number of shares eligible to be redeemed pursuant to the Share Redemption Program is limited as follows: 1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year; and 2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of shares under our Distribution Reinvestment Plan.

Our board of directors may amend, suspend or terminate the Share Redemption Program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

The redemption price per share for shares redeemed pursuant to the Share Redemption Program will depend upon the class of shares purchased and whether such shares were sold in the Private Offering or in the Public Offering, as well as other factors:

Class A Shares, Class Y Shares, and Class Z Shares: The redemption price per share for Class A shares, Class Y shares, and Class Z shares will initially depend on the length of time the stockholder has held such shares as follows:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
More than 1 but less than 2	90.0% of the Redemption Amount (as defined below)
More than 2 but less than 3	92.5% of the Redemption Amount
More than 3 but less than 4	95.0% of the Redemption Amount
More than 4	100% of the Redemption Amount

As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount an investor paid for their shares or the price per share in the current offering, as applicable. If we are no longer engaged in an offering, the Redemption Amount will be determined by our board of directors. In addition, any such shares redeemed in connection with the death or a qualifying disability of a stockholder (but not due to bankruptcy or commitment to a long-term care facility) may be redeemed at a redemption price equal to the price actually paid for the shares, and only if we are notified of the redemption request within one year of the death or qualifying disability.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Beginning July 10, 2020, the redemption price per share for Class A shares purchased in the Primary Offering shall be equal to the amount paid for such shares.

Class T Shares and Class W Shares: The redemption price per share for Class T shares and Class W shares will initially be equal to the net investment amount of such shares, which will be based on the “amount available for investment” percentage shown in the estimated use of proceeds table in our prospectus. For each class of shares, this amount will equal the then-current offering price of the shares, less the associated sales commissions, dealer manager fee and estimated organization and offering expenses not reimbursed by our Advisor.

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

For the nine months ended September 30, 2019, we received redemption requests totaling approximately 33,300 shares (approximately $258,000), of which approximately $49,000 was fulfilled in April 2019, $115,000 was fulfilled in July 2019, and approximately $94,000 of which is included in accounts payable and accrued liabilities as of September 30, 2019, and fulfilled in October 2019. For the year ended December 31, 2018, we received one redemption request for approximately 2,000 shares (approximately $15,000) which was fulfilled in January 2019.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 9. Declaration of Distributions

On September 24, 2019, our board of directors declared a daily distribution rate for the fourth quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on October 1, 2019 and continuing on each day thereafter through and including December 31, 2019. In connection with this distribution, for the stockholders of Class Y shares, after the stockholder servicing fee is paid, approximately $0.00144 per day will be paid per Class Y share, for the stockholders of Class Z shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class Z share, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Subsequent Events

Memory Care Expansion

On November 4, 2019, we completed the construction of the 23 unit Memory Care Expansion at the Courtyard Property and on November 7, 2019 we moved in our first resident.

Public Offering Status

As of November 4, 2019, we had sold approximately 475,000 shares of Class Y Common stock and 153,000 shares of Class Z Common stock and raised additional gross offering proceeds of approximately $5.8 million in our Primary Offering.

Debt

Subsequent to September 30, 2019, we paid down an additional $0.8 million on the outstanding principal balance of the Utah Bridge Loan, reducing the outstanding balance to approximately $8.8 million as of November 4, 2019.

On October 17, 2019, we drew an additional $0.7 million on the Courtyard Delayed Draw Commitment loan to fund construction for the Memory Care Expansion, increasing the outstanding balance to approximately $11.7 million.

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

On May 1, 2018, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering,” and collectively with the Private Offering, the “Offerings”), consisting of three classes of shares: Class A shares, Class T shares, and Class W shares.

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a Post-Effective Amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Effective as of July 10, 2019, we are now offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. As of September 30, 2019, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 261,000 Class Y shares, and approximately 144,000 Class Z shares for gross offering proceeds of approximately $8.9 million in our Primary Offering.

As of September 30, 2019, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of September 30, 2019, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$630	198	592	77.7%
Tallahassee	September 28, 2017	August 2017	Florida State University	777	125	434	93.5%
Total				$700	323	1,026	84.4%

(1)	Calculated based on our base rental revenue earned during the nine months ended September 30, 2019 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of September 30, 2019.

Senior Housing

On February 23, 2018, we purchased our first three senior housing properties, which are located near Salt Lake City, Utah and are known as the Wellington, Cottonwood Creek and Charleston properties. On August 31, 2018, we purchased an additional senior housing property (the “Courtyard Property”) located in Portland, Oregon.

As of September 30, 2019, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
The Wellington	February 23, 2018	1999	Millcreek, Utah	$4,697	119	97.5%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,570	112	80.4%
The Charleston at Cedar Hills	February 23, 2018	2005	Cedar Hills, Utah	3,796	64	93.8%
Courtyard at Mt. Tabor	August 31, 2018	1992-2009	Portland, Oregon	4,345	286	91.5%
Total				$4,228	581	90.8%

(1)	Calculated based on our revenue earned during the nine months ended September 30, 2019 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of September 30, 2019.

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

Results of Operations

Overview

As of September 30, 2019, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to successfully acquire additional student housing and senior housing properties, retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

As of September 30, 2019, we owned two student and four senior housing properties. The comparability of our results of operations was significantly affected by our ongoing acquisition activity in 2018. The three months ended September 30, 2019 include a full three months of results for our two student housing properties and our four senior housing properties.  The three months ended September 30, 2018 includes a full three months of results for our two student housing properties and three senior housing properties acquired on February 23, 2018 and a partial period of results for our Courtyard Property acquired on August 31, 2018. The nine months ended September 30, 2019 include a full nine months of results for our two student housing properties and our four senior housing properties.  The nine months ended September 30, 2018 includes a full nine months of results for our two student housing properties and a partial period of results for our four senior housing properties. Therefore, we believe there is little basis for comparison between the three and nine months ended September 30, 2019 and 2018.

We expect revenues and expenses to increase in future periods as we acquire additional properties. Our results of operations for the three and nine months ended September 30, 2019 are not indicative of those expected in future periods as we expect that revenue, operating expenses, depreciation expense, amortization expense, acquisition expense and interest expense will each increase in future periods as a result of anticipated future acquisitions.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Leasing and Related Revenues – Student

Leasing and related revenues - student for the three months ended September 30, 2019 were approximately $1.7 million, as compared to approximately $1.8 million for the three months ended September 30, 2018, a decrease of approximately $0.1 million. The decrease is primarily attributable to a decrease in occupancy at our Fayetteville property. We expect such revenues to fluctuate in future periods commensurate with our future leasing activity and student housing acquisition activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended September 30, 2019 were approximately $6.6 million, as compared to $4.1 million for the three months ended September 30, 2018, an increase of approximately $2.5 million. The revenues for the three months ended September 30, 2019 include a full period of results for our four senior housing properties. The revenues for the three months ended September 30, 2018 include a full period of results for our three senior housing properties acquired in February 2018 and a partial period of results for our Courtyard Property acquired in August 2018. We expect such revenues to increase in future periods commensurate with our future senior housing acquisition activity and commensurate with our future leasing activity.

Property Operating Expenses - Student

Property operating expenses - student were approximately $1.2 million for the three months ended September 30, 2019 and 2018. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended September 30, 2019 were approximately $4.3 million, as compared to $2.7 million for the three months ended September 30, 2018, an increase of approximately $1.6 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The property operating expenses - senior for the three months ended September 30, 2019 include a full period of results for our four senior housing properties. The property operating expenses - senior for the three months ended September 30, 2018 include a full period of results for our three senior housing properties acquired in February 2018 and a partial period of results for our Courtyard Property acquired in August 2018. We expect such expenses to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the three months ended September 30, 2019 were approximately $0.7 million, as compared to approximately $0.5 million for the three months ended September 30, 2018, an increase of approximately $0.2 million. Property operating expenses - affiliates consists of asset management and property management oversight fees. The property operating expenses – affiliates for the three months ended September 30, 2019 are attributable to a full period of results for our two student housing properties and four senior housing properties. The property operating expenses – affiliates for the three months ended September 30, 2018 are attributable to a full period of results for our two student housing properties and our three senior housing properties acquired in February 2018 and a partial period of results for our Courtyard Property acquired in August 2018. We expect property operating expenses - affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were approximately $0.6 million, as compared to approximately $0.5 million for the three months ended September 30, 2018, an increase of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The increase was primarily due to our increased operating activity in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended September 30, 2019 were approximately $3.9 million, as compared to approximately $3.4 million for the three months ended September 30, 2018, an increase of approximately $0.5 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions.

Acquisition Expenses - Affiliates

Acquisition expenses - affiliates for the three months ended September 30, 2019 were none, as compared to acquisition expenses - affiliates for the three months ended September 30, 2018 of approximately $0.1 million, a decrease of approximately $0.1 million. These acquisition expenses primarily relate to costs incurred related to student housing and senior housing properties which were acquired in the respective period or were acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses - affiliates are expected to fluctuate commensurate with our acquisition activities.

Other Acquisition Expenses

Other acquisition expenses for the three months ended September 30, 2019 were none, as compared to other acquisition expenses for the three months ended September 30, 2018 of approximately $35,000, a decrease of approximately $35,000. These other acquisition expenses primarily relate to pursuit costs incurred for student housing and senior housing properties which were acquired in the respective period or may be acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses are expected to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended September 30, 2019 was approximately $2.5 million, as compared to interest expense for the three months ended September 30, 2018 of approximately $1.8 million, an increase of approximately $0.7 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the three months ended September 30, 2019 compared to two student housing properties and three senior housing properties we owned during the full three month period ended September 30, 2018 and the Courtyard Property acquired in August 2018. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the three months ended September 30, 2019 and 2018 was approximately $0.2 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

Leasing and Related Revenues - Student

Leasing and related revenues - student for the nine months ended September 30, 2019 were approximately $5.7 million, as compared to approximately $6.4 million for the nine months ended September 30, 2018, a decrease of approximately $0.7 million. The decrease is primarily attributable to a decrease in occupancy at our Fayetteville property. We expect such revenues to fluctuate in future periods commensurate with our future leasing activity and student housing acquisition activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the nine months ended September 30, 2019 were approximately $19.4 million, as compared to $8.5 million for the nine months ended September 30, 2018, an increase of approximately $10.9 million. The revenues for the nine months ended September 30, 2019 include a full period of results for our four senior housing properties. The revenues for the nine months ended September 30, 2018 include only a partial period of results for our three senior housing properties acquired in February 2018 and our Courtyard Property acquired in August 2018. We expect such revenues to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Student

Property operating expenses - student for the nine months ended September 30, 2019 and 2018 were approximately $3.1 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. We expect such property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the nine months ended September 30, 2019 were approximately $12.5 million, as compared to $5.5 million for the nine months ended September 30, 2018, an increase of approximately $7.0 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The property operating expenses - senior for the nine months ended September 30, 2019 include a full period of results for our four senior housing properties. The property operating expenses - senior for the nine months ended September 30, 2018 include only a partial period of results for our three senior housing properties acquired in February 2018 and our Courtyard Property acquired in August 2018. We expect such expenses to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the nine months ended September 30, 2019 were approximately $2.1 million, as compared to approximately $0.9 million for the nine months ended September 30, 2018, an increase of approximately $1.2 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor. The property operating expenses – affiliates for the nine months ended September 30, 2019 are attributable to a full period of results for our two student housing properties and four senior housing properties. The property operating expenses – affiliates for the nine months ended September 30, 2018 are attributable to a full period of results for our two student housing properties and a partial period of results for our three senior housing properties acquired in February 2018 and our Courtyard Property acquired in August 2018. To a lesser extent, property operating expenses - affiliates also increased effective May 1, 2018, as prior thereto our Advisor had waived one half of the asset management fees. We expect property operating expenses - affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were approximately $1.8 million, as compared to approximately $1.3 million for the nine months ended September 30, 2018, an increase of approximately $0.5 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The increase was primarily due to our increased operating activity in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the nine months ended September 30, 2019 were approximately $11.5 million, as compared to depreciation and intangible amortization expenses for the nine months ended September 30, 2018 of approximately of $10.2 million, an increase of approximately $1.3 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The increase is primarily attributable to a full period of operations for the nine months ended September 30, 2019 for our two student housing properties and four senior housing properties, compared to a full period of operations for our two student housing properties and partial period of operations for our three senior housing properties acquired in February 2018 and our Courtyard Property acquired in August 2018 for the nine months ended September 30, 2018.

Acquisition Expenses - Affiliates

Acquisition expenses - affiliates for the nine months ended September 30, 2019 were none, as compared to acquisition expenses - affiliates for the nine months ended September 30, 2018 of approximately $0.1 million, a decrease of approximately $0.1 million. These acquisition expenses primarily relate to costs incurred related to student housing or senior housing properties which were acquired in the respective period or were acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses - affiliates are expected to fluctuate commensurate with our acquisition activities.

Other Acquisition Expenses

Other acquisition expenses for the nine months ended September 30, 2019 were none, as compared to other acquisition expenses for the nine months ended September 30, 2018 of approximately $0.3 million, a decrease of approximately $0.3 million. These other acquisition expenses primarily relate to pursuit costs incurred for student housing or senior housing properties which were acquired in the respective period or were acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses are expected to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was approximately $7.7 million, as compared to interest expense for the nine months ended September 30, 2018 of approximately $4.1 million, an increase of approximately $3.6 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the full nine month period ended September 30, 2019, compared to two student housing properties we owned during the full nine month period ended September 30, 2018 and the four senior housing properties we owned for a partial period in the nine months ended September 30, 2018. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the nine months ended September 30, 2019 was approximately $0.6 million, as compared to interest expense - debt issuance costs for the nine months ended September 30, 2018 of approximately $0.5 million, an increase of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

Below is information regarding our cash flows for operating, investing and financing activities for the nine months ended September 30, 2019 and 2018, is as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
Net cash flow provided by (used in):
Operating activities	$2,671,590	$1,994,821	$676,769
Investing activities	(9,384,698)	(170,426,726)	161,042,028
Financing activities	7,053,476	167,302,342	(160,248,866)

Cash flows provided by operating activities for the nine months ended September 30, 2019 and 2018 were approximately $2.7 million and $2.0 million, respectively, a change of approximately $0.7 million. The improvement in cash provided by operating activities was primarily the result of an improvement in working capital of approximately $2.2 million, primarily offset by an increase in our net loss, excluding depreciation and amortization of approximately $1.5 million during the nine months ended September 30, 2019.

Cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 were approximately $9.4 million and $170.4 million, respectively, a change of approximately $161.0 million. The decrease in cash used in investing activities is primarily the result of a decrease in cash used for the purchase of real estate.

Cash flows provided by financing activities for the nine months ended September 30, 2019 and 2018 were approximately $7.1 million and $167.3 million, respectively, a change of approximately $160.2 million. The decrease in cash provided by financing activities is primarily the result of a decrease in net debt inflows of approximately $144.6 million, a reduction in net proceeds related to the issuance of common stock and preferred equity of approximately $15.0 million and increased cash distributions of approximately $0.6 million.

Short-Term Liquidity and Capital Resources

Our Advisor funded and was responsible for our organization and offering costs on our behalf, prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Public Offering, proceeds or refinancing from secured or unsecured financing from banks or other lenders, issuance of preferred units in our Operating Partnership, net cash provided by property operations, and advances or investments from our Advisor or its affiliates, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

Distribution Policy

On September 24, 2019, our board of directors declared a daily distribution rate for the fourth quarter of 2019 of $0.0016980822 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on October 1, 2019 and continuing on each day thereafter through and including December 31, 2019. In connection with this distribution, for the stockholders of Class Y shares, after the stockholder servicing fee is paid, approximately $0.00144 per day will be paid per Class Y share, for the stockholders of Class Z shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class Z share, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00142 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00157 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month

On June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class T shares equivalent to approximately 0.07527 shares of Class T common stock per Class T share outstanding as of June 21, 2019. In addition, on June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class W shares equivalent to approximately 0.01075 shares of Class W common stock per Class W share outstanding as of June 21, 2019. The one-time stock distributions were issued on July 10, 2019.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30, 2019		September 30, 2018
Distributions paid in cash — common stockholders	$3,570,827		$2,989,432
Distributions paid in cash — Operating Partnership unitholders	11,847		9,337
Distributions reinvested	1,749,225		1,783,686
Total distributions	$5,331,899		$4,782,455
Source of distributions
Cash flows provided by operations	$2,671,590	50.1%	$1,994,821	41.7%
Proceeds from our offerings	911,084	17.1%	1,003,948	21.0%
Offering proceeds from distribution reinvestment plan	1,749,225	32.8%	1,783,686	37.3%
Total sources	$5,331,899	100.0%	$4,782,455	100.0%

We did not commence paying distributions until September 2017. From our inception through September 30, 2019, we paid cumulative distributions of approximately $13.0 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $37.1 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $29.2 million.

For the nine months ended September 30, 2019, we paid total distributions of approximately $5.3 million, as compared to net loss attributable to our common stockholders of approximately $14.8 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2019 includes non-cash depreciation and amortization of approximately $11.5 million.

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

Indebtedness

As of September 30, 2019, our total indebtedness was approximately $210.7 million, which included approximately $163.1 million in fixed rate debt and $47.6 million in variable rate debt (the KeyBank Bridge Loans). There is approximately $47.9 million of debt scheduled to mature within the next twelve months from the balance sheet date.  We expect to meet such obligations based on funds provided by net equity issuance proceeds and/or a refinancing of the loans prior to their maturity. The KeyBank Bridge Loans impose certain covenant requirements on us and the other parties to the loans, which, if breached could result in an event of default if a waiver is unable to be obtained from the lender. Should we be unable to maintain compliance with the covenants, the KeyBank Bridge Borrowers expect to be able to obtain a waiver and/or refinance the loans to avoid an event of default. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)	$56,595,914	$1,926,828	$15,285,611	$15,090,795	$24,292,680
Debt principal(1)	163,105,000	—	1,207,064	2,691,887	159,206,049
Total contractual obligations	$219,700,914	$1,926,828	$16,492,675	$17,782,682	$183,498,729

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

Seasonality

A substantial portion of our student housing leases commence in mid to late August and terminate at the end of July each year, which generally coincides with the commencement of the fall academic term and typically terminate at the completion of the subsequent summer school session. We adjust the lease revenue recognized for this period to align to the period in which the residents have access to their units. Additionally, during the period between the lease termination and subsequent lease commencement, we complete certain maintenance and other improvements, which generally results in additional expense incurred during this period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2019, our debt consisted of approximately $210.7 million, which included approximately $163.1 million in fixed rate debt and $47.6 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.5 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2019:

	Year Ending December 31,
	2019	2020		2021	2022	2023	Thereafter	Total
Fixed rate debt	$—	$527,944		$679,120	$1,011,295	$1,680,592	$159,206,049	$163,105,000
Average interest rate	—	4.65%		4.65%	4.65%	4.64%	4.89%	4.69%
Variable rate debt	$—	$47,565,968	(2)	—	—	—	—	$47,565,968
Average interest rate(1)	—	6.05%		—	—	—	—	6.05%

(1)	The average interest rate was calculated based on the rate in effect on September 30, 2019.
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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2019.

We incurred a net loss attributable to common stockholders of approximately $14.8 million for the nine months ended September 30, 2019. Our accumulated deficit was approximately $37.1 million as of September 30, 2019. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2019.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. For the year ended December 31, 2017, we funded 73.8% of our distributions using proceeds from our Primary Private Offering and 26.2% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2018, we funded 12.9% of our distributions using cash flows from operations, 50.6% using proceeds from the Primary Private Offering and Primary Offering and 36.5% using proceeds from our distribution reinvestment plan. For the nine months ended September 30, 2019, we funded 50.1% of our distributions using cash flows from operations, 17.1% using proceeds from the Primary Private Offering and Primary Offering and 32.8% using proceeds from our distribution reinvestment plan. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Public Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

Our Advisor (a subsidiary of our Sponsor) has agreed to fund our upfront offering expenses. Our Sponsor intends to obtain a loan and provide the proceeds of such loan to the Advisor so that it may fund such upfront offering expenses. Accordingly, if our Sponsor defaults under the loan agreement, our Advisor’s ability to fund such upfront offering expenses may be impaired.

Pursuant to the Advisor Funding Agreement, beginning July 10, 2019, our Advisor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. Our Sponsor intends to obtain a loan and provide the proceeds of such loan to the Advisor for use in funding such upfront offering expenses. If our Sponsor defaults under the loan agreement, our Sponsor may be unable to provide sufficient funds to the Advisor, in which case the Advisor’s ability to fund such upfront offering expenses would therefore be impaired.

If the Advisory Agreement with our Advisor is terminated on or before July 10, 2029 for any reason other than because of the fraud, gross negligence or willful misconduct of our Advisor, we will be required to pay any applicable contingent acquisition fees.

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
(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, was declared effective by the SEC, and consisted of three classes of shares: Class A shares, Class T shares, and Class W shares and up to $95 million in shares pursuant to our distribution reinvestment plan. On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC and we are now offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. As of September 30, 2019, we had sold approximately 686,000 shares of Class A Common stock, approximately 71,000 shares of Class T Common stock, approximately 84,000 shares of Class W Common stock, approximately 261,000 shares of Class Y Common stock, and approximately 144,000 shares of Class Z Common stock for gross offering proceeds of approximately $12.1 million in our Public Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. In conjunction with the Public Offering, we have incurred approximately $0.8 million in sales commissions and dealer manager fees (of which approximately $0.4 million was re-allowed to third party broker-dealers), and approximately $2.7 million in organization and offering costs.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). For the nine months ended September 30, 2019, we received eight redemption requests totaling approximately $258,000 (approximately 33,300 shares), of which approximately $94,000 (approximately 11,900 shares) was included in accounts payable and accrued liabilities as of September 30, 2019, and fulfilled in October 2019. For the year ended December 31, 2018, we received one redemption request totaling approximately $15,000 (approximately 2,000 shares), which was included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019. During the three months ended September 30, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2019	14,798	$7.77	14,798	508,737
August 31, 2019	—	—	—	508,737
September 30, 2019	—	—	—	508,737

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.4

Articles Supplementary to Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

3.5

Second Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2019, Commission File No. 333-220646

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to the Company’s prospectus, filed on July 10, 2019, Commission File No. 333-220646

10.1

Amendment to the Dealer Manager Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

10.2

Amendment to the Operating Partnership Agreement, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

10.3

Amendment to the Advisory Agreement, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

10.4

Advisor Funding Agreement, incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the three and nine months ended September 30, 2019 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: November 12, 2019	By:	/s/ Michael O. Terjung
Michael O. Terjung
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)