Form 10-K
period 2019-12-31
Strategic Student & Senior Housing Trust, Inc.
filed 2020-03-20
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.33 offering price of the Class A shares, the $10.00 offering price of the Class T shares, the $9.40 offering price of Class W shares, the aggregate market value of the stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $120 million.

As of March 16, 2020, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and 0.2 million outstanding shares of Class Z common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of novel coronavirus (COVID-19), military actions, and terrorist attacks.  The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we are offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. As of December 31, 2019, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 767,000 Class Y shares, and approximately 158,000 Class Z shares for gross offering proceeds of approximately $13.8 million in our Primary Offering.

While we were formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. We intend to invest the net proceeds from our Primary Offering primarily in income-producing student housing and senior housing properties and related real estate investments located in the United States. We may also purchase growth-oriented student housing and senior housing real estate assets. As of December 31, 2019 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of December 31, 2019, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our affiliated Property Manager, as defined below.

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

SSSHT Property Management, LLC, a Delaware limited liability company (our “Property Manager”), was formed on October 3, 2016. Our Property Manager derives substantially all of its income from the property management oversight services it performs for us. We expect that we will enter into property management agreements directly with third party property managers and that our affiliated Property Manager will provide oversight services with respect to such third party property managers. Our student housing properties are managed by a third-party student housing property manager. Our senior housing properties are managed by third-party senior living operators.

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

As we accept subscriptions for shares of our common stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of limited partnership interest in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions we make to stockholders. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

There are two general types of student housing: (i) on campus and (ii) off-campus. On-campus housing is generally owned and operated by educational institutions or in a joint venture via public or private partnerships and is located on school property near or adjacent to classroom buildings and other campus facilities. On campus student housing is typically a dormitory with dining halls designed for first year students or for graduate students. Off-campus housing is generally owned and operated by private investors and is located in close proximity to campus (i.e., generally within a two-mile radius of the campus). There are three types of off-campus student housing properties: (i) student competitive, (ii) conventional market rate and (iii) purpose-built. Student competitive apartments are traditional apartment projects that happen to be close to campus. Market rate apartments are typically properties within driving distance, occupied by students who choose to commute.   Purpose-built student housing refers to off-campus housing that is specifically designed and constructed as an amenities-rich property with a view towards accommodating the unique characteristics of the student-resident. While purpose-built student housing is classified as a multi-family housing product, it is significantly different from and more specialized than traditional market rate multi-family housing products, which are offered to the broader pool of multi-family renters.

Unlike multi-family housing where apartments are leased by the unit, student housing properties are typically leased by the bed on an individual lease liability basis. Individual lease liability can limit each resident’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian will be required to execute each lease as a guarantor unless the resident provides adequate proof of income. The number of lease contracts will therefore be equivalent to the number of beds occupied instead of the number of apartment units rented.

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

With college and university enrollment steadily growing across the U.S. in recent years, there is a significant need for safe, affordable, and accessible student housing at both public and private institutions. Not all of this housing can be on-campus and institution-financed. Institutions are now evaluating the merits of internal financing, either through use of their endowment or issuance of general obligation bonds or joint venture using a public or private partnership program. While institutions evaluate the market, opportunities exist for off campus private development and financing of student housing. The bureaucratic constraints on public institutions can afford private developers an additional advantage. In addition to increasing enrollment figures, the demand for student housing is driven by several market factors, including the needs of Generation Z (those born between 1995 and 2010), proximity to campus, continued demand, investment performance, and investor interest.

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

The growth in total demand for senior housing comes from broad U.S. demographic changes, demand for need-driven services, increased healthcare spending, fewer family caregivers, increased life expectancy, desire to downsize, senior housing shortage, fragmented senior housing ownership, asymmetric investment returns and preferences towards more private pay, amenities-rich environments. These factors, in turn, are resulting in changes to senior housing ownership, as further discussed below.

Demographic Trends. We believe owners and operators of senior housing facilities and other healthcare real estate will benefit from demographic trends, specifically the aging of the U.S. population. Based on estimates from the U.S. Census Bureau, there were 8.5 million people aged 83 or older in 2017.  By 2025, the U.S. Census Bureau estimates that this group will comprise 10.2 million people, and by 2050 it will balloon to 23.4 million people.

Demand for Need-Driven Services. Demand for healthcare facilities is driven not only by the growing elderly population, which is generally defined as ages 65 and older, but also by the increasing variety of services and level of support required by residents. Senior housing facilities provide varying levels of care as seniors progressively become more dependent on third party care providers and their health conditions deteriorate. According to the U.S. Census Bureau, the percentage of older Americans between ages 75 to 79 seeking assistance with activities of daily living and instrumental activities of daily living, such as bathing, walking, medication administration, eating and others, is approximately 15%. Over the age of 80, this percentage increases to almost 30%. According to the Alzheimer’s Association, 5.8 million Americans are currently living with Alzheimer’s and this number is projected to rise to nearly 14 million by 2050, many of whom will require care outside of their private homes.

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of our Offerings in income-producing student housing and senior housing properties and related real estate investments. However, we may also invest in student and senior housing properties and related real estate investments with growth potential (i.e., properties that require development, redevelopment, lease-up, or repositioning in order to increase the value of such properties). Currently there is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. Our investment objectives, strategy, and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all of such investment objectives, including our focus on student housing and senior housing properties, if our board of directors believes such changes are in the best interests of our stockholders. In addition, we may invest in mortgage loans and other real estate-related investments if our board of directors deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our charter does not provide a date for termination of our corporate existence and does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of the Public Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Offerings. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board of directors will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board of directors will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

Investment Strategies

Student Housing Investment Strategy

We have used and intend to continue to use a portion of the net proceeds we raise in the Offerings to primarily invest in existing Class “A” income-producing student housing properties and related student housing real estate investments that are generally amenities rich, newer construction and located adjacent to or within a one mile radius of campus. In order to implement our investment strategy, we focus on acquiring existing Class “A” income-producing student housing properties located off-campus with the possibility of expanding or repositioning the property if needed. Class “A” properties generally refer to purpose-built or substantially renovated properties constructed within the last 10 to 20 years that are amenities rich and located in favorable demographic markets with high barriers to entry. Such properties tend to be managed by a reputable student housing property management firm. We primarily target medium- to large-sized colleges and established university markets, which we define as markets located in or near U.S. cities that have schools generally with overall enrollment of approximately 15,000 to 40,000 students or greater. We believe some of these markets are both supply constrained and are generally experiencing steady enrollment growth. In addition, our specific university focus will tend toward “Tier 1” schools with established Division I (FBS) football programs and schools that receive the highest rating for research activity from the Carnegie Foundation. We define “Tier 1” to be universities with a published numerical ranking on the U.S. News & World Report’s most recent Best Colleges—National University Rankings.

We intend to continue to grow by selectively acquiring existing Class “A” student housing properties from third parties. If an opportunity exists to expand or reposition an existing Class “A” student housing property, we will do so selectively. Generally, we anticipate that any properties acquired from third parties would meet our investment criteria and fit into our overall strategy in terms of property quality, proximity to campus, bed-bath parity, amenities package, and return on investment. We have acquired and intend to continue to acquire stabilized properties and maintain them in first class condition, ensuring a higher residual value at sale. However, we may also seek to make opportunistic acquisitions of properties that we believe we can purchase at attractive pricing, reposition, grow rents and operate successfully. Please see the “— Growth Acquisition and Investment Strategy” subsection below. We consider the following property and market factors, among others, to identify potential student housing property acquisitions:

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

Senior Housing Investment Strategy

We have used and intend to continue to use a portion of the net proceeds we raise in the Offerings to primarily invest in Class “A” income-producing senior housing properties and related senior housing real estate investments. Class “A” properties generally refer to purpose-built or substantially renovated properties constructed within the last 10 to 20 years that are amenities rich and located in favorable demographic markets with high barriers to entry. Such properties tend to be managed by a reputable operator and located within close proximity to medical and retail support services. In order to implement our investment strategy, we focus on acquiring, repositioning and/or expanding existing income-producing senior housing properties that have an emphasis on private pay sources of revenue, which properties are considered more stable and predictable than those relying on government reimbursements.

We selectively acquire senior housing properties from third parties. Generally, we anticipate that any properties acquired from third parties would meet our investment criteria and fit into our overall strategy in terms of property quality, availability of amenities, regional demographics, access and proximity to healthcare services, educational facilities, retail, entertainment and recreational venues, and return on investment. However, we may also seek to make value-add acquisitions of Class “A” properties that we believe we can purchase at attractive pricing due to poor existing operations management, reposition the property in the local community, and replace with a new operator with significant senior housing management services experience. We may consider the following property and market factors, among others, to identify potential senior housing property acquisitions:

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

General Acquisition and Investment Policies

While we focus our investment strategy on income-producing student housing and senior housing properties and related real estate investments, we may also invest in student housing and senior housing properties and related real estate investments with growth potential. In addition, we may invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offerings in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objectives of providing regular cash distributions to our stockholders and achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition is approved by our board of directors. The consideration paid for a property is ordinarily based on the fair market value of the property as determined by a majority of our board of directors.

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

Investments in Mortgage Loans

As of December 31, 2019, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate, or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration, or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation. However, our charter contains limitations with respect to the manner in which we may invest our funds in mortgage loans.

Our Borrowing Strategy and Policies

We intend to use medium-to-high leverage (between 55% to 60% loan to purchase price) to make our investments and, at certain times during our Public Offerings, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Public Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout our Public Offering. As of December 31, 2019, our debt leverage was 74%.

We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders, including bridge financing. We may obtain a credit facility or a separate loan for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs, or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares, or to provide working capital (which may include fees and expenses owed to our affiliates).

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

Co-Investments with Delaware Statutory Trusts

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

•

We anticipate that in the event we purchase a DST interest we will purchase the interest on the terms as other investors in the DST’s private offering of beneficial interests except that we would not be obligated to pay any selling commissions otherwise payable to broker dealers participating in the offering nor will we pay our Advisor acquisition fees or reimburse our Advisor for its expenses to the same extent as with other types of property acquisitions.

On October 20, 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.03 million for an approximately 2.6% beneficial interest. Reno Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing owns a student housing property located in Reno, Nevada.  In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owns two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina.  These DST investments and any future DST investments will be subject to various risks that may not otherwise present in real estate investments, such as the risk that the cash flow from the DST’s property will be insufficient to pay the full amount of rent to the DST.

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

Disposition Policies

As of December 31, 2019, we had not disposed of any of our properties. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor or its affiliates, acting through our Advisor and the other advisory entities associated with programs (including DSTs) sponsored by our Sponsor or its affiliates (collectively, the “Program Advisors”), will allocate such investment opportunity to us or another entity affiliated with our Sponsor (each, “Another Real Estate Program”) based on the following factors:

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

Risks Related to an Investment in Strategic Student & Senior Housing Trust, Inc.

We have limited prior operating history and financing sources, and we cannot assure our stockholders that we will be successful in the marketplace.

We have limited prior financial and operating history that investors may use to evaluate our ability to successfully and profitably implement our business plans. Investment decisions must be made solely on an investor’s evaluation of our prospects based on an investor’s own investigation of the investment and the information provided to the investor. We were incorporated in October 2016 and commenced active business operations in June 2017. As of December 31, 2019, we owned two student housing properties, four senior housing properties and minority beneficial interests in Reno Student Housing and Power 5 Conference Student Housing. As a result of this limited operating history, any evaluation of our prospects is subject to more uncertainty, and therefore more risk, than would be the case with respect to an entity with a more substantial prior operating history.

We are the first REIT sponsored by our sponsor that is focused on student housing and senior housing properties; the prior performance of real estate investment programs previously sponsored by our sponsor or its affiliates may not be an indication of our future results.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to establish profitable operations either in the short- or long-term. Due to our limited operating history, we are relatively untested and face heightened uncertainties with respect to our ability to generate sufficient revenue to enable profitable operations. Furthermore, the prior performance of real estate investment programs previously sponsored by our Sponsor or its affiliates, such as SmartStop Self Storage, Inc., SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc., “SmartStop”), Strategic Storage Growth Trust, Inc. (“SSGT”, which merged into a subsidiary of SmartStop on January 24, 2019), and Strategic Storage Trust IV, Inc. (“SST IV”), which largely focused or continue to focus on self storage properties in the United States, may not be an indication of our future results. Furthermore, this is our first REIT focused on student housing and senior housing properties. Such risks and uncertainties could have a material adverse effect on our results of operations and therefore on the value of an investment in our stock.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2020.

We incurred a net loss attributable to common stockholders of approximately $19.6 million for the fiscal year ended December 31, 2019. Our accumulated deficit was approximately $41.8 million as of December 31, 2019. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2020.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. For the year ended December 31, 2017, we funded 73.8% of our distributions using proceeds from our Primary Private Offering and 26.2% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2018, we funded 12.9% of our distributions using cash flows from operations, 50.6% using proceeds from the Primary Private Offering and Primary Offering and 36.5% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2019, we funded 23.4% of our distributions using cash flows from operations, 43.9% using proceeds from the Primary Offering and 32.7% using proceeds from our distribution reinvestment plan. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Public Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

The preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”) rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of such Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on such Preferred Units are cumulative and are payable monthly. The Preferred Units are entitled to receive distributions at a rate of 9% per annum on a specified liquidation amount and have a liquidation preference in the event of our involuntary liquidation, dissolution, or winding up of the affairs of our Operating Partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our common stockholders. As of December 31, 2019, our Operating Partnership had approximately $10.2 million of Preferred Units outstanding.

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

Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. For example, before submitting shares for redemption, stockholders must hold such shares for one year from the date of purchase. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, are generally be made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any particular time or at all.

Until we establish a net asset value per share, the purchase price for shares purchased under our share redemption program will depend on whether such shares were purchased in our private offering or in our public offering, among other factors. For Class A shares, Class Y shares, and Class Z shares, the redemption price per share will initially depend on the length of time such shares have been held, as follows: 90.0% of the Redemption Amount (defined below) after one year from the purchase date; 92.5% of the Redemption Amount after two years from the purchase date; 95.0% of the Redemption Amount after three years from the purchase date; and 100% of the Redemption Amount after four years from the purchase date. As long as we are engaged in an offering, the redemption amount shall be the lesser of the amount such stockholder paid for the shares or the price per share in the current offering (the “Redemption Amount”). For Class A shares purchased in the Primary Offering (and associated DRP shares), beginning July 10, 2020, the redemption price for such shares will be equal to the amount paid for such shares.  For Class T and Class W shares, the redemption price per share will initially be equal to the net investment amount of our shares, which will be based on the “amount available for investment” percentage, assuming the maximum amount of our Public Offering is raised, shown in in the estimated use of proceeds table in our prospectus in effect as of the investor’s purchase date. Accordingly, our stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

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

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced our Public Offering. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Public Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the distribution reinvestment plan, to reflect the estimated value per share.

The price at which our stockholders purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our Offering is net of sales commissions, dealer manager fees, and issuer organization and offering expenses; (iii) the price does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.

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

We may be unable to continue to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of our Public Offering, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

The value of a share of our common stock may be diluted if we issue a stock distribution.

Our board of directors may declare stock distributions. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we are uncertain as to whether we will change our per share public offering prices during our Public Offering.  Therefore, if our board declared a stock distribution for investors who purchase our shares early in our Public Offering, as compared with later investors, those investors who received the stock distribution will receive more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2019, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing and growth properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Offerings or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of our Offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investments. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take up to 24 months or more to complete construction and rent available housing units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If any of our Sponsor, Advisor, or affiliated Property Manager lose or are unable to retain their executive officers, then our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor, Sponsor, and affiliated Property Manager, each of whom would be difficult to replace. None of our Advisor, our Sponsor, or our affiliated Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Sponsor, our Advisor, or our affiliated Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor, or our affiliated Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor, or our affiliated Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

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

While our affiliated Property Manager exercises general oversight of these third parties, we do not plan to supervise any of such entities or their respective personnel on a day-to-day basis. Without such supervision, our third party property managers or senior living operators may not manage or operate our properties in a manner that is consistent with their respective obligations under the applicable lease or management agreement, or they may be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management or operational obligations to us. If any of these events occur, our relationships with any residents may be damaged and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third party property managers or senior living operators regarding their performance or compliance with the terms of the applicable lease or management agreement, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate the applicable lease or management agreement, litigate the dispute or submit the matter to third party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.

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

We may loan a portion of the proceeds of our Public Offering to fund the development or purchase of income-producing student housing and senior housing properties, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investments.

We will use the net offering proceeds of our Public Offering to purchase primarily income-producing student housing and senior housing properties, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may loan a portion of the net offering proceeds from our Public Offering to entities developing or acquiring student or senior housing properties, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors concludes that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the properties, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

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

We face risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of the novel coronavirus (COVID-19), which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We face risks related to an epidemic, pandemic or other health crisis.  In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported globally, including in the United States and in some of the markets in which we operate.  Our rental revenue and operating results depend significantly on the occupancy levels at our properties. While we have not seen a significant impact on our occupancy resulting from the COVID-19 outbreak as of the date of this report, if the outbreak causes weakness in national, regional and local economies that could negatively impact our occupancy levels and/or increase bad debts, or there is an outbreak that directly impacts one of our properties, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our properties. Accordingly, reductions in the ability and willingness of prospective residents to visit our properties due to the COVID-19 outbreak could reduce rental revenue and ancillary operating revenue produced by our properties.  Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect our operators’ ability to adequately manage our properties.  The ultimate extent of the impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others.

Risks Related to Conflicts of Interest

Our Advisor, affiliated Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, affiliated Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

A majority of our executive officers and one of our directors are also officers of our Advisor, our affiliated Property Manager, and other affiliates of our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and affiliated Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor may face conflicts of interest relating to the purchase of properties and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more other programs managed by officers and key personnel of our Advisor. Our Advisor and our affiliated Property Manager may have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which they may be or become involved and our Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could reduce the level of distributions we may be able to pay to our stockholders and reduce the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in an appropriate manner, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of their investment.

In addition, our Advisor may be entitled to a contingent acquisition fee if our stockholders receive a specified return on their investment. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. Because, however, our Advisor is entitled to receive substantial minimum compensation regardless of performance, the interests of our Advisor and its affiliates will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor and its affiliates to additional compensation.

Strategic Transfer Agent Services, LLC, our transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.

Our transfer agent is a related party which was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed in October 2017 and has had limited operations to date. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

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

If we internalize our management functions, we could incur significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may negotiate with our Sponsor to acquire some of our Sponsor’s and/or Advisor’s assets and personnel. We cannot anticipate the form or amount of consideration or other terms of such transaction. Additionally, while we would no longer bear the various fees and expenses we currently pay our advisor under our Advisory Agreement, we would bear certain other expenses directly, including the compensation and benefits costs of our officers and other employees that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees, and consultants, which awards would decrease net income and may further dilute our stockholders’ investments. We cannot reasonably estimate the amount of fees and expenses payable to our Advisor we would save or the costs we would incur to become self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our Advisor as a result of an internalization, our net income per share may be lower, potentially decreasing the amount of funds available to distribute to our stockholders.

As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances which may increase our costs. Internalization transactions have also, in some cases, been subject to litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the funds available to us to make real estate acquisitions or pay distributions to our stockholders.

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

Our stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, your vote on a particular matter may be superseded by the vote of other stockholders.

You may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, you will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if you do not vote with the majority on any such matter. Please see the “Description of Shares — Meetings and Special Voting Requirements” section of this prospectus.

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

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the providing of transfer agent and registrar services and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.  In addition, we may be required to pay the contingent acquisition fees if we terminate the Advisory Agreement with our Advisor. As additional compensation for selling Class Y shares in the Public Offering and for ongoing stockholder services, we pay our Dealer Manager a stockholder servicing fee. We will also pay a dealer manager servicing fee in connection with sales of our Class Z shares. The amount available for distributions on all Class Y shares and Class Z shares is reduced by the amount of such fees payable to our Dealer Manager with respect to the Class Y shares and Class Z shares issued in the Primary Offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase during the Public Offering or in the future without stockholder approval if such increase is approved by a majority of our independent directors.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of our Public Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. To the extent we obtain any sources of debt or equity for future funding, such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

Because our portfolio of properties consists primarily of student housing and senior housing properties, we are subject to risks inherent in investments in these industries. A decrease in the demand for real estate in one or both of these industries would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for real estate in these industries has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing properties in an area. To the extent that any of these conditions occur, they are likely to affect demand and market rents for our properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to hedge against the risk that industry trends might decrease the profitability of our investments. A higher ratio of our investments in one industry over another will increase the relative effects changes in supply and demand in such industry has on our real estate portfolio.

We face significant competition in each industry in which we invest, which may increase the cost of acquisitions or developments or impede our ability to retain residents or re-let space when existing residents vacate.

We face competition in every market in which we purchase real estate assets. We compete with numerous national, regional, and local developers, owners, and operators, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders, and a greater ability to borrow funds on a cost-effective basis. In addition, other developers, owners, and operators may have the capability to build additional properties that may compete with our properties. This competition for investments may reduce the number of suitable investment opportunities available to us and may reduce demand in certain areas where our properties are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our revenues.

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

Construction delays to new or existing properties due to weather, unforeseen site conditions, personnel problems (including as a result of the COVID-19 outbreak), and other factors could delay our anticipated resident occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We may also encounter unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis, such as the COVID-19 outbreak. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

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

Widespread communicable illnesses, such as influenza, or other such epidemics, such as the recent COVID-19 outbreak, could adversely affect the occupancy of our student housing and senior housing properties and could increase the costs of operation of such facilities.

Our revenues are dependent on occupancy. It is impossible to predict the impact or occurrence of an outbreak of a widespread communicable illness, such as influenza or COVID-19, or other such epidemic. The occupancy of our student housing and senior housing properties could significantly decrease in the event of such an outbreak or epidemic. Such a decrease could affect the operating income of our student housing and senior housing properties. In addition, we may be required, or we may otherwise determine that it would be prudent, to quarantine some or all of a property at which there is an outbreak of a widespread communicable illness or other such epidemic and prohibit the admittance of new residents for the duration of the quarantine, which could significantly increase the cost burdens of operating our properties and restrict our ability to generate new streams of income.  If such an outbreak were to occur, or such an outbreak was perceived to have occurred, at our properties, our reputation may be negatively affected, leading to potential residents seeking alternative housing providers, further restricting our ability to generate new streams of income. Should any of the foregoing come to pass, our financial results could be materially adversely affected.

If one of our third party property managers or senior living operators were to experience a negative event related to their business or reputation, we may be negatively impacted.

Our third party property managers and senior living operators manage or operate other properties in addition to ours.  If a negative event were to occur with respect to such properties or with respect to the third party property manager or senior living operator, our properties may suffer adverse consequences as a result.  Our third party property managers and senior living operators may have to devote significant time to management of a crisis event at another property that they manage or operate, which could cause them to devote less time and fewer resources to our property than is necessary or appropriate.  If our third party property managers or senior living operators were to face significant liabilities associated with their business, their ability to satisfy the needs of our properties may be negatively impacted.  In addition, if another property managed or operated by one of our third party property managers or senior living operators were to experience negative publicity, whether due to an outbreak of an illness (such as COVID-19), deaths, significant legal claims, or otherwise, our properties may be adversely impacted as a result of our association with such third party.

Risks Related to the Student Housing Industry

Our results of operations relating to student housing properties will be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student housing industry.

We generally lease our student housing properties under leases with periods of approximately one year, and in certain cases, under nine month or shorter-term semester leases. As a result, we may experience reduced cash flows during the summer months at student housing properties with lease terms shorter than 12 months. Furthermore, we expect that all of our student housing properties must be entirely re-leased each year during a limited leasing season that usually begins in October and ends in August of each year. Therefore, we are highly dependent on the effectiveness of the marketing and leasing efforts and personnel of our third party property managers during this season, exposing us to significant leasing risk.

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

We rely on our relationships with colleges and universities for referrals of prospective student-residents or for mailing lists of prospective student-residents and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on us. If colleges and universities refuse to make their lists of prospective student-residents and their parents available to us or increase the costs of these lists, there could be a material adverse effect on us.

Competition from other student housing properties, including on-campus housing and traditional multi-family housing located in close proximity to the colleges and universities from which we will draw student-residents, may reduce the demand for our student housing, which could materially and adversely affect our cash flows, financial condition, and results of operations.

Our student housing properties compete with properties owned by universities, colleges, national and regional student housing businesses, and local real estate concerns, including public-private partnerships (PPPs or P3s). On-campus student housing has inherent advantages over off-campus student housing due to its physical location on the campus and integration into the academic community, which may cause student-residents to prefer on-campus housing to off-campus housing. Additionally, colleges and universities may have financial advantages that allow them to provide student housing on terms more attractive than our terms. For example, colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than private, for-profit real estate concerns, such as our company.

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

Demand for our student housing properties will be influenced by the continued operations of the college campuses in close proximity to our properties, and changes in such operations could negatively impact our revenues and results of operations.

Demand for our student housing properties is closely correlated to enrollment at the colleges and universities served by our properties.  If such colleges and universities were to substantially decrease enrollment or cease operations, leasing demand could be negatively affected.  Enrollment at these institutions is subject to many factors outside of our control, including the reputation and ranking of the institution, and also broader economic factors.  For example, the ongoing COVID-19 outbreak has caused many colleges and universities to move all classes to online or distance learning, which could make proximity to campus less of a concern for students.  If students are encouraged or elect to return home or otherwise move out of our properties, we could be asked to modify leases or release residents from some or all of their obligations under such leases.  Further, if circumstances continue into the late spring and summer rental season, we may see a decrease in demand for physical tours of our properties, which could decrease leasing activity.  The occurrence of any of these events could negatively impact our revenues and our results of operations from our student housing properties.

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

The financial performance of our student housing properties depends on the residents and their payment of rent under their respective residential leases. Additionally, residents of student housing are inherently transient and our properties will face significant resident turnover as students graduate or otherwise cease to attend the applicable school. If a large number of residents become unable to make rental payments when due, decides not to renew their respective residential leases, or decides to terminate their respective residential leases, this could result in a significant reduction in rental revenues. In addition, the costs and time involved in enforcing rights under a residential lease with a resident, including eviction and re-leasing costs, may be substantial and could be greater than the value of such residential lease. There can be no assurance that we will be able to successfully pursue and collect from defaulting residents or re-let the premises to new residents without incurring substantial costs, if at all.

The ability of our third party property manager to retain current residents and attract new residents, if necessary, and to increase rental rates as necessary, depends on factors both within and beyond the control of such property manager. These factors include changing student housing and demographic trends and traffic patterns, the availability and rental rates of competing dormitories or private residential space, general and local economic conditions, the growth and success of schools, and the financial viability of the residents. The loss of a resident and the inability to maintain favorable rental rates with respect to our properties would adversely affect our viability and the value of our properties. Although we obtain insurance with respect to our properties to cover casualty losses and general liability and business interruption, no other insurance will be available to cover losses from ongoing operations. The occurrence of a casualty resulting in damage to our properties could decrease or interrupt the payment of residents’ rent.

Risks Related to the Senior Housing Industry

Our senior housing properties and their operations will be subject to extensive regulations.

Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our management agreements and, if applicable, our leases, generally require the third party operators of our senior living properties to maintain such properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, these third party operators may suffer financial distress, and our available financial resources or those of the third party operators of our properties may be insufficient to fund the expenditures required to operate our senior housing properties in accordance with applicable laws and regulations. If we fund these expenditures, our managed senior living communities may fail to generate profits sufficient to fund our minimum returns or our lessee’s financial resources may be insufficient to satisfy their increased rental payments to us.

While most of our senior housing properties are primarily reliant on private payment sources, various licensing, Medicare, and Medicaid laws will require the third party operators who operate our senior living communities to comply with extensive standards governing their operations. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, also facilitates the U.S. Department of Justice’s ability to investigate allegations of wrongdoing or fraud at skilled nursing facilities. When violations of anti-fraud, false claims, anti-kickback, or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements, and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We or our third party operators may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on the communities which such third party operators will operate. If such third party operators are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our returns. If any of our third party operators becomes unable to operate our properties, or if any of our lessees becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, such incidents may trigger a default under their management agreements or leases with us, our third party operators’ or lessees’ credit agreements, and we may experience difficulty in finding substitute third party operators or lessees or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Our senior housing results of operations would be adversely affected by a property closure, lockdown, or other similar circumstance, the occurrence of which may be beyond our control.

Outbreaks of communicable illnesses, including the ongoing COVID-19 outbreak, may have an adverse effect on our senior housing properties.  As a result of the COVID-19 outbreak, many senior housing properties throughout the United States, including our senior housing properties, have prohibited non-essential visitors from entering the property in order to prevent the potential spread of the virus. We cannot predict the length of time such senior housing properties will restrict non-essential visitors.  This may result in a decrease in demand for physical tours of our properties, which could decrease leasing activity.  We may incur significant costs and potential loss of future rental revenue as a result. Additionally, we may incur significant costs and losses preparing and/or responding to an illness-related event at our senior housing properties, including potential lost business due to the interruption in the operations of our senior housing properties. Moreover, our operations could be negatively affected if employees elect to stay home or are quarantined as the result of exposure to the virus.   The occurrence and severity of any of the foregoing may be outside of our control and could materially adversely affect our results of operations.

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

State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of the resident agreements we enter into at our leased and managed senior living communities allow residents to terminate their agreements on 30 days’ notice. Thus, we and the third party operators and lessees of our properties may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from the leased and managed senior living communities we acquire could be materially and adversely affected. In addition, the advanced ages of senior living residents at the leased and managed senior living communities we acquire will make the resident turnover rate in these senior living communities difficult to predict.

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

On the same day, President Trump announced that the government would terminate cost-sharing reduction payments, or CSR payments, to health insurance companies. In December 2017, Congress passed the Tax Cuts and Jobs Act of 2017 (the “TCJA”) that eliminated the ACA’s tax penalty for individuals not covered by health insurance beginning in 2019. In response to the elimination of the tax penalty, on December 14, 2018, a judge in the U.S. District Court for the Northern District of Texas declared the ACA’s individual mandate unconstitutional and declared the remaining provisions of the ACA inseverable and invalid in the case of Texas v. United States of America. The decision noted that the elimination of the tax penalty via the TCJA invalidated the argument under National Federation of Independent Business v. Sebelius (2012) that upheld the ACA via the taxing power. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit. In December 2019, the Fifth Circuit affirmed the District Court’s decision regarding the unconstitutionality of the individual mandate, but remanded the case to the lower court on other issues. On March 2, 2020, it was announced that the U.S. Supreme Court will hear oral arguments regarding the Fifth Circuit decision. Despite these legal challenges, the ACA remains in effect.

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

The lease of our properties to a TRS is subject to special requirements.

Under the provisions of RIDEA, we currently lease our senior housing properties that are healthcare facilities, each a “qualified healthcare property” as defined by the Internal Revenue Code, to our TRS or one of its subsidiaries. The TRS or TRS subsidiary, in turn, contracts with a third party operator to manage the healthcare operations at such properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

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

Any senior housing property in which we invest may have relatively flat or declining occupancy levels due to a weak economy, changing demographics, falling home prices, declining incomes, stagnant home sales, competition from other senior housing developments, and a variety of other factors. In addition, the senior housing sector may continue to experience a decline in occupancy due to the weak economy and the associated decision of certain residents to vacate a property and instead be cared for at home. Occupancy levels may also decline due to seasonal contagious illnesses such as influenza or sudden outbreaks of contagious illnesses such as COVID-19. A material decline in occupancy levels and revenues may make it more difficult for the operators of any senior housing property in which we invest to successfully generate income for us. Alternatively, to avoid a decline in occupancy, a third party operator may reduce the rates charged, which would also reduce our revenues and therefore negatively impact our ability to generate income.

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

Our operating results are subject to risks generally incident to the ownership of real estate, including:

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

Our inability to sell a property when we desire to do so could adversely impact our ability to continue to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to continue to pay distributions to our stockholders.

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

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, outbreaks of infectious diseases, or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases require that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government and requires that insurers make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the selection, acquisition, and development of properties may have adverse effects on our results of operations and returns to our stockholders.

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

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state, and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. We make every reasonable effort to ensure that our properties substantially comply with the requirements of the ADA and other applicable laws. However, there can be no assurance that we will be successful in doing so. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award or damages to the government or private litigants and also could result in an order to correct any non-complying feature. Also, discrimination on the basis of certain protected classes can result in significant awards to victims. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA, or other legislation. If we incur substantial costs to comply with the ADA, FHAA, or any other legislation, we could be materially and adversely affected.

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

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced, or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to continue to pay distributions to our stockholders.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to continue to pay distributions and could decrease the value of our stockholders’ investments.

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

We have incurred and intend to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks.

We intend to use medium-to-high leverage (between 55% to 60% loan to purchase price) during our Public Offering and may place other permanent financing on our properties or obtain additional credit facilities or other similar financing arrangements in order to acquire properties as funds are being raised in our Public Offering. As of December 31, 2019, our debt leverage was 74%. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

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

As of December 31, 2019, we had the following loans outstanding: (i) on June 28, 2017, we, through the JPM Borrower, entered into the JPM Mortgage Loan in the amount of $29.5 million, (ii) on September 28, 2017, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Nationwide Loan in the amount of $23.5 million, (iii) on February 23, 2018, we, through three property-owning special purpose entities wholly-owned by our operating partnership, entered into the Freddie Mac Utah Loans in the aggregate amount of $46.9 million, (iv) on February 23, 2018, we, through the Initial KeyBank Bridge Borrowers, entered into the Utah Bridge Loan in the original amount of $24.5 million, (v) on August 31, 2018, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Freddie Mac Courtyard Loan in the amount of $63.2 million, and (vi) on August 31, 2018, we, through the Initial KeyBank Bridge Borrowers, entered into the Courtyard Bridge Loans to add two tranches to the Utah Bridge Loan for an additional aggregate amount of up to $41 million.

The JPM Mortgage Loan is secured by a first mortgage on the Fayetteville Property, the Nationwide Loan is secured by a first mortgage on the Tallahassee Property, each Freddie Mac Utah Loan is secured by a first mortgage on the Wellington, Cottonwood Creek, and Charleston properties, and the Freddie Mac Courtyard Loan is secured by a first mortgage on the Courtyard Property. The Utah Bridge Loan and the Courtyard Bridge Loans are secured by: a pledge of certain equity interests held by an entity controlled by Mr. Schwartz and subsidiaries of our Sponsor; a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, Charleston, and Courtyard properties; a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Public Offering; the right, title and interest in and to the bank account in which such equity interest proceeds will be deposited; and a pledge of distributions received by an affiliate of our Sponsor. We are required to apply net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan and Courtyard Bridge Loans, unless KeyBank otherwise consents. Each of the JPM Mortgage Loan, the Nationwide Loan, the Freddie Mac Utah Loans, the Freddie Mac Courtyard Loan, the Utah Bridge Loan and the Courtyard Bridge Loans (collectively, the “Outstanding Loans”) also imposes a number of financial covenant requirements on us and, in certain cases, on Mr. Schwartz. If we, or the other parties to the Outstanding Loans, as the case may be, should breach certain of those financial or other covenant requirements, or otherwise default on any of the Outstanding Loans, then the lenders with respect thereto, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, the respective lenders, as the case may be, could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us. In addition, the Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

Our obligation to make balloon payments could increase the risk of default.

Certain of our debt will have balloon payments of up to 100% of the principal amount of such loans due on the respective maturity dates. Thus, such debt will have a substantial payment due at the scheduled maturity date, unless previously prepaid or refinanced.  Loans with a substantial remaining principal balance on their stated maturity involve greater degrees of risk of non-payment at stated maturity than fully amortizing loans. As a result, our ability to repay such loans on their respective maturity dates will largely depend upon our ability either to prepay such loans, refinance such loans or to sell, to the extent permitted, all or a portion of the properties encumbered by such loans, if any. Our ability to accomplish either of these goals will be affected by a number of factors at the time of attempted prepayment, refinancing or sale, including, but not limited to: (i) the availability of, and competition for, credit for commercial real estate; (ii) prevailing interest rates; (iii) the net operating income generated by our properties; (iv) the fair market value of our properties; (v) our equity in our properties; (vi) our financial condition; (vii) the operating history and occupancy level of our properties; (viii) the tax laws; and (ix) the prevailing general and regional economic conditions.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to continue to pay distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to continue to pay distributions to our stockholders.

Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to continue to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets have experienced significant disruptions in the past which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Future credit market disruptions, including those associated with the worldwide COVID-19 outbreak, may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to continue to pay distributions.

Certain Risks Associated with Investments in DSTs

We will have limited control over the management of a DST.

The signatory trustee of a DST that we invest in, an affiliate of our Sponsor, will be solely responsible for the operation and management of the DST. As an investor in a DST, we will have no right to participate in the management of the DST or in the decisions made by the signatory trustee, including any decision to sell the DST’s property or on what terms any sale will be consummated. The signatory trustees may only be removed by investors holding a majority of the beneficial interests and only if the signatory trustee has engaged in willful misconduct, fraud or gross negligence with respect to the DST.

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

Each DST will master lease the DST’s property to a master tenant, an affiliate of our Sponsor.  Each master tenant will be a newly formed entity with no operating history.  The master tenant’s capitalization consists solely of a demand note from our Sponsor, typically in the amount of $250,000 for a single property DST. Our Sponsor is under no obligation to contribute capital to the master tenant other than the amount of the demand note. If the master tenant needs funds to pay rent to the DST under the master lease or satisfy its other obligations under the master lease, it will need to call upon our Sponsor to contribute the amount of the demand note except to the extent of any net earnings it may have retained. However, no assurance can be given that our Sponsor’s payment of the demand note will be sufficient to enable the master tenant to pay rent or to fund its obligations under the master lease, or that our Sponsor will be able to fund the demand note if called upon by the master tenant to do so. In addition, no person or entity will guarantee payment of the rent or the performance of the obligations of the master tenant under the master lease.

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

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to continue to pay distributions as we will incur additional tax liabilities.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

Individuals with incomes below certain thresholds are subject to taxation at a 15% qualified dividend rate. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends available as set forth in the 2017 Tax Act.  This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock.  Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock. Our stockholders should also note that our legal counsel’s tax opinion assumes that no legislation will be enacted after the date of such opinion that will be applicable to an investment in our shares.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2019 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2019, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$632	198	589	78.1%
Tallahassee	September 28, 2017	August 2017	Florida State University	773	125	434	92.4%
Total				$699	323	1,023	84.2%

(1)	Calculated based on our base rental revenue earned during the year ended December 31, 2019 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of December 31, 2019.

As of December 31, 2019, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)(3)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,717	119	98.3%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,582	112	83.9%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	3,809	64	92.2%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,345	309	86.4%
Total				$4,236	604	88.9%

(1)	Calculated based on our revenue earned during the year ended December 31, 2019 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of December 31, 2019.
(3)

As of November 4, 2019 the total rentable units at our Courtyard Property includes the additional 23 units from the completed Memory Care Expansion.  Excluding these units, the Courtyard Property was 93% occupied.

The weighted average capitalization rate for the two operating student housing properties we owned as of December 31, 2019 was approximately 5.29%. The weighted average capitalization rate for the four operating senior housing properties we owned as of December 31, 2019 was approximately 6.33%. The combined weighted average capitalization rate as of December 31, 2019 was approximately 5.93%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, property management oversight fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2019, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 16, 2020, we had approximately 11.6 million shares of Class A common stock outstanding, approximately 0.1 million shares of Class T common stock outstanding, approximately 0.1 million shares of Class W common stock outstanding, approximately 1.1 million shares of Class Y common stock outstanding and approximately 0.2 million shares of Class Z common stock outstanding held by a total of approximately 1,590 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently offering shares of our Class Y common stock and our Class Z common stock in the Primary Offering at $9.30 per share and shares of our Class A, Class T, Class W, Class Y, and Class Z common stock at a price of $9.30 per share pursuant to our distribution reinvestment plan. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced our Public Offering. When determining the estimated value per share from and after 150 days following the second anniversary of the date we commenced our Public Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

Distributions

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not declare or pay any distributions to our common stockholders and our OP unit holders during the year ended December 31, 2016. For the years ending 2019, 2018 and 2017 all of our cash distributions constituted non-taxable returns of capital.

The following table shows the cash distributions we have paid for the years ended December 31, 2019 and 2018:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share
1st Quarter 2018	—	$1,399,074	$0.153
2nd Quarter 2018	$9,337	$1,665,282	$0.155
3rd Quarter 2018	—	$1,708,762	$0.155
4th Quarter 2018	$5,159	$1,703,259	$0.155
1st Quarter 2019	$2,690	$1,717,602	$0.153
2nd Quarter 2019	$5,164	$1,786,771	$0.155
3rd Quarter 2019	$3,993	$1,815,679	$0.155
4th Quarter 2019	$3,993	$1,870,343	$0.155

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2019, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,255,577
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,255,577

(1)

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under our incentive plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. At this time, we have no plans to issue any awards under our incentive plan, except for the granting of restricted stock to our independent directors. As of December 31, 2019, we had approximately 12,655,771 outstanding shares of common stock.

Recent Sales of Unregistered Securities

Restricted Stock Awards

On June 10, 2019, we issued 1,250 shares of restricted stock to each of Stephen G. Muzzy and Brent Chappell for their services as our independent directors. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

We are offering up to $1.0 billion in shares of our common stock in our Primary Offering (SEC File No. 333-220646). Through June 21, 2019, we offered Class A shares for $10.33 per share, Class T shares for $10.00 per share and Class W shares for $9.40 per share. As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering. As of July 10, 2019, we are offering Class Y shares and Class Z shares at a price of $9.30 per share. We are also offering up to $95 million in shares of our common stock pursuant to our distribution reinvestment plan at $9.30 per share for all classes of shares. As of December 31, 2019, we had sold approximately 362,000 shares of Class A Common stock, approximately 70,000 shares of Class T Common stock, approximately 83,000 shares of Class W Common stock, approximately 767,000 shares of Class Y Common stock and approximately 158,000 shares of Class Z Common stock for gross offering proceeds of approximately $13.8 million in our Primary Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the three months ended December 31, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2019	11,896	$7.93	11,896	496,841
November 30, 2019	—	—	—	496,841
December 31, 2019	—	—	—	496,841

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the year ended December 31, 2019	As of and for the year ended December 31, 2018	As of and for the year ended December 31, 2017	As of and for the Period October 1, 2016 (date of inception) through December 31, 2016
Operating Data
Total revenues	$33,772,061	$23,372,722	$3,651,331	$—
Net loss	(18,578,292)	(15,720,781)	(7,062,210)	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	(19,573,452)	(16,029,733)	(6,233,945)	—
Net loss per Class A common share-basic and diluted	(1.67)	(1.51)	(2.78)	—
Net loss per Class T common share-basic and diluted	(1.67)	(1.51)	—	—
Net loss per Class W common share-basic and diluted	(1.67)	(1.51)	—	—
Net loss per Class Y common share-basic and diluted	(1.67)	—	—	—
Net loss per Class Z common share-basic and diluted	(1.67)	—	—	—
Dividends declared per common share	0.62	0.62	0.25	—
Balance Sheet Data
Real estate facilities, net	$253,695,134	$251,222,802	$97,003,667	$—
Total assets	273,078,407	277,969,615	115,126,186	2,000
Total debt, net	208,418,809	203,735,898	52,299,638	—
Total liabilities	222,717,798	212,909,330	54,566,859	—
Equity	35,494,345	52,304,923	60,255,483	2,000
Other Data
Net cash provided by (used in) operating activities	$1,689,422	$845,685	$(1,285,994)	$—
Net cash used in investing activities	(11,415,818)	(172,770,042)	(106,437,232)	—
Net cash provided by financing activities	9,520,430	172,824,968	118,093,224	2,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we are offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. As of December 31, 2019, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 767,000 Class Y shares, and approximately 158,000 Class Z shares for gross offering proceeds of approximately $13.8 million in our Primary Offering.

As of December 31, 2019 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of December 31, 2019, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$632	198	589	78.1%
Tallahassee	September 28, 2017	August 2017	Florida State University	773	125	434	92.4%
Total				$699	323	1,023	84.2%

(1)	Calculated based on our base rental revenue earned during the year ended December 31, 2019 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of December 31, 2019.

Senior Housing

As of December 31, 2019, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)(3)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,717	119	98.3%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,582	112	83.9%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	3,809	64	92.2%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,345	309	86.4%
Total				$4,236	604	88.9%

(1)	Calculated based on our revenue earned during the year ended December 31, 2019 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of December 31, 2019.
(3)

As of November 4, 2019, the total rentable units at our Courtyard Property includes the additional 23 units from the completed Memory Care Expansion.  Excluding these units, the Courtyard Property was 93% occupied.

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

Results of Operations

Overview

As of December 31, 2019, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to successfully acquire additional student housing and senior housing properties, retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

On June 28, 2017, we purchased the Fayetteville Property and commenced formal operations. On September 28, 2017, we purchased our second property, the Tallahassee Property. On February 23, 2018, we purchased our first three senior housing properties: the Wellington, Cottonwood Creek, and Charleston properties. On August 31, 2018, we purchased our fourth senior housing property, the Courtyard Property. On November 4, 2019, we completed the Memory Care Expansion at the Courtyard Property which added 23 units to the property. Operating results in future periods will depend on the results of operations of these properties and additional student housing and senior housing properties that we acquire.

As of December 31, 2019, we owned two student and four senior housing properties. The comparability of our results of operations was significantly affected by our ongoing acquisition activity in 2018 and 2017. The year ended December 31, 2019 includes a full year of results for our two student housing properties and our four senior housing properties.  The year ended December 31, 2018 includes a full year of results for our two student housing properties and a partial period of results for our three senior housing properties acquired on February 23, 2018 and our Courtyard Property acquired on August 31, 2018. The year ended December 31, 2017 includes partial period results for our two student housing properties. Therefore, we believe there is little basis for comparison between the years ended December 31, 2019 and 2018 and the years ended December 31, 2018 and 2017.

We expect revenues and expenses to increase in future periods as we acquire additional properties. Our results of operations for the year ended December 31, 2019 are not indicative of those expected in future periods as we expect that revenue, operating expenses, depreciation expense, amortization expense, acquisition expense and interest expense will each increase in future periods as a result of our ongoing operations and anticipated future acquisitions.

However, the result of our operations in future periods could also be impacted due to the recent COVID-19 outbreak. Our revenues are dependent on occupancy. It is impossible to predict the impact of the current outbreak of COVID-19. The occupancy of our student housing and senior housing properties could significantly decrease as a result of such outbreak.  Such a decrease could affect the operating income of our student housing and senior housing properties, which could materially adversely affect our overall financial results.

Comparison of the Year Ended December 31, 2019 and the Year Ended December 31, 2018

Leasing and Related Revenues - Student

Leasing and related revenues - student for the year ended December 31, 2019 were approximately $7.6 million, as compared approximately $8.4 million for the year ended December 31, 2018, a decrease of approximately $0.8 million. The decrease is primarily attributable to a decrease in occupancy at our Fayetteville property. We expect such revenues to fluctuate in future periods commensurate with our future leasing activity and student housing acquisition activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the year ended December 31, 2019 were approximately $26.2 million, as compared to approximately $15.0 million for the year ended December 31, 2018, an increase of approximately $11.2 million. The revenues for the year ended December 31, 2019 include a full period of results for our four senior housing properties. The revenues for the year ended December 31, 2018 include only a partial period of results for our three senior housing properties acquired in February 2018 and our Courtyard Property acquired in August 2018. We expect such revenues to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Student

Property operating expenses - student for the year ended December 31, 2019 were approximately $4.0 million, as compared to approximately $4.3 million for the year ended December 31, 2018, a decrease of approximately $0.3 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. We expect such property operating expenses primarily to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the year ended December 31, 2019 were approximately $16.9 million, as compared to $9.5 million for the year ended December 31, 2018, an increase of approximately $7.4 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. Property operating expenses - senior for the year ended December 31, 2019 include a full period of results for our four senior housing properties. Property operating expenses - senior for the year ended December 31, 2018 include only a partial period of results for our three senior housing properties acquired in February 2018 and our Courtyard Property acquired in August 2018. We expect such expenses to increase in future periods commensurate with our future senior housing acquisition activity.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the year ended December 31, 2019 were approximately $2.8 million, as compared to approximately $1.5 million for the year ended December 31, 2018, an increase of approximately $1.2 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor. Property operating expenses – affiliates for the year ended December 31, 2019 are attributable to a full period of results for our two student housing properties and four senior housing properties. Property operating expenses – affiliates for the year ended December 31, 2018 are attributable to a full period of results for our two student housing properties and a partial period of results for our three senior housing properties acquired in February 2018 and our Courtyard Property acquired in August 2018. To a lesser extent, property operating expenses - affiliates also increased effective May 1, 2018, as prior thereto our Advisor had waived one half of the asset management fees. We expect property operating expenses - affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were approximately $2.3 million, as compared to approximately $1.8 million for the year ended December 31, 2018, an increase of approximately $0.5 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The increase was primarily due to our increased operating activity in the year ended December 31, 2019 as compared to the year ended December 31, 2018. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the year ended December 31, 2019 were approximately $15.4 million, as compared to depreciation and intangible amortization expenses for the year ended December 31, 2018 of approximately of $13.9 million, an increase of approximately $1.5 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions.

Acquisition Expenses - Affiliates

Acquisition expenses - affiliates for the year ended December 31, 2019 were none, as compared to acquisition expenses - affiliates for the year ended December 31, 2018 of approximately $0.2 million, a decrease of approximately $0.2 million. These acquisition expenses primarily relate to costs incurred related to student housing or senior housing properties which were acquired in the respective period or were acquired in future periods and such costs did not meet our capitalization criteria. Acquisition expenses - affiliates are expected to fluctuate commensurate with our acquisition activities.

Other Acquisition Expenses

Other acquisition expenses for the year ended December 31, 2019 were none, as compared to other acquisition expenses for the year ended December 31, 2018 of approximately $0.3 million, a decrease of approximately $0.3 million. These other acquisition expenses primarily relate to pursuit costs incurred for student housing or senior housing properties which were acquired in the respective period or were acquired in future periods and such costs did not meet our capitalization criteria. Other acquisition expenses are expected to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the year ended December 31, 2019 was approximately $10.2 million, as compared to interest expense for the year ended December 31, 2018 of approximately $6.7 million, an increase of approximately $3.5 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties that we owned during the year ended December 31, 2019, compared to two student housing properties we owned during the full year ended December 31, 2018 and the four senior housing properties we owned for a partial period in the year ended December 31, 2018. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the year ended December 31, 2019 was approximately $0.7 million, as compared to interest expense - debt issuance costs for the year ended December 31, 2018 of approximately $0.8 million, a decrease of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

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

Property Operating Expenses - Student

Property operating expenses - student for the year ended December 31, 2018 were approximately $4.3 million, as compared to approximately $1.3 million for the year ended December 31, 2017, an increase of approximately $2.9 million. The increase is primarily attributable to a full year of operations for our two student housing properties, compared to partial period of activity for one student housing property acquired in the second quarter of 2017 and another acquired in the third quarter of 2017. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

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

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended
	December 31, 2019	December 31, 2018	Change
Net cash flow provided by (used in):
Operating activities	$1,689,422	$845,687	$843,735
Investing activities	(11,415,818)	(172,770,042)	161,354,224
Financing activities	9,520,430	172,824,968	(163,304,538)

Cash flows provided by operating activities for the years ended December 31, 2019 and 2018 were approximately $1.7 million and approximately $0.8 million, respectively, a change of approximately $0.8 million. The improvement in cash provided by operating activities was primarily the result of improvements in working capital of approximately $2.3 million offset by our additional net loss during the year ended December 31, 2019, excluding depreciation and amortization of approximately $1.4 million.

Cash flows used in investing activities for the years ended December 31, 2019 and 2018 were approximately $11.4 million and approximately $172.8 million, respectively, a change of approximately $161.4 million. The decrease in cash used for investing activities is primarily the result of a decrease in cash used for the purchase of real estate.

Cash flows provided by financing activities for the years ended December 31, 2019 and 2018 were approximately $9.5 million and $172.8 million, respectively, a change of approximately $163.3 million. The decrease in cash provided by financing activities is primarily the result of a decrease in net debt inflows of approximately $146.6 million, a decrease in net proceeds from the issuance of preferred equity in our Operating Partnership of $10.1 million, a reduction in net proceeds related to the issuance of common stock of approximately $5.9 million and increased cash distributions of approximately $0.7 million.

Short-Term Liquidity and Capital Resources

Our Advisor funded and was responsible for our organization and offering costs on our behalf, prior to the commencement of our formal operations on June 28, 2017 when we acquired the Fayetteville Property. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Public Offering, proceeds from or refinancing of secured or unsecured financing from banks or other lenders, issuance of preferred units in our Operating Partnership, net cash provided by property operations, and advances or investments from our Advisor or its affiliates, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

Distribution Policy

On December 12, 2019, our board of directors declared a daily distribution rate for the first quarter of 2020 of $0.0016934426 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period, commencing on January 1, 2020 and continuing on each day thereafter through and including March 31, 2020. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class Y shares, after the stockholder servicing fee is paid, approximately $0.0014393 per day will be paid per Class Y share; for the stockholders of Class Z shares, after the dealer manager servicing fee is paid, approximately $0.0015664 per day will be paid per Class Z share; for the stockholders of the Class T shares, after the stockholder servicing fee is paid, approximately $0.0014202 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.0015650 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	the performance of our lease-up, development and redevelopment properties;
•	any significant delays in construction for development or redevelopment properties;
•	construction defects or capital improvements; and
•	capital expenditures and reserves for such expenditures.

The following shows our distributions and the sources of such distributions for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019		Year Ended December 31, 2018
Distributions paid in cash — common stockholders	$4,837,730		$4,105,267
Distributions paid in cash — Operating Partnership unitholders	15,839		14,496
Distributions reinvested	2,352,621		2,371,110
Total distributions	$7,206,190		$6,490,873
Source of distributions
Cash flows provided by operations	$1,689,422	23.4%	$845,687	13.0%
Proceeds from our offerings	3,164,147	43.9%	3,274,076	50.5%
Offering proceeds from distribution reinvestment plan	2,352,621	32.7%	2,371,110	36.5%
Total sources	$7,206,190	100.0%	$6,490,873	100.0%

We did not commence paying distributions until September 2017. From our inception through December 31, 2019, we paid cumulative distributions of approximately $14.9 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $41.8 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $33.1 million.

For the year ended December 31, 2019, we paid total distributions of approximately $7.2 million, as compared to net loss attributable to our common stockholders of approximately $19.6 million for the year ended December 31, 2019. Net loss attributable to our common stockholders for the year ended December 31, 2019 includes non-cash depreciation and amortization of approximately $15.4 million, and no acquisition related expenses.

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

Indebtedness

As of December 31, 2019, our total indebtedness was approximately $210.2 million, which included approximately $163.1 million in fixed rate debt and $47.1 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest	$58,312,760	$10,399,679	$16,110,752	$14,281,533	$17,520,796
Debt principal	210,221,484	527,944	48,806,899	56,432,299	104,454,342
Total contractual obligations	$268,534,244	$10,927,623	$64,917,651	$70,713,832	$121,975,138

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

As of December 31, 2019, our total indebtedness was approximately $210.2 million, which included approximately $163.1 million in fixed rate debt and $47.1 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.5 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2019:

	Year Ending December 31,
	2020	2021		2022	2023	2024	Thereafter	Total
Fixed rate debt	$527,944	$679,120		$1,011,295	$1,680,592	$54,751,707	$104,454,342	$163,105,000
Average interest rate	4.65%	4.65%		4.65%	4.64%	4.74%	4.94%	4.65%
Variable rate debt	$—	$47,116,484	(2)	$—	$—	$—	$—	$47,116,484
Average interest rate(1)	—	5.80%		—	—	—	—	5.80%

(1)	The average interest rate was calculated based on the rate in effect on December 31, 2019.
(2)

Such amount is outstanding under the KeyBank Bridge Loans. The KeyBank Bridge Loans were scheduled to mature on April 30, 2020, but were amended on February 27, 2020 to extend the maturity to April 30, 2021. The required principal payments on these loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan. As described in Note 4 of the Notes to the Consolidated Financial Statements, the proceeds from certain capital events and net proceeds from the issuance of equity interests in us generally will be required to be applied to the then outstanding loan balance.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we are a non-accelerated filer, this report does not include an attestation report of our registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2020 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	53	Chairman of the Board of Directors and Chief Executive Officer	10/2016 – present
John Strockis	62	President and Chief Investment Officer	10/2016 – present
Paula Mathews	68	Executive Vice President	10/2016 - present
Michael A. Crear	37	Chief Financial Officer and Treasurer	1/2019 – present
James L. Berg	67	Secretary	10/2016 – present
Stephen G. Muzzy	51	Independent Director	2/2018 – present
Brent Chappell	55	Independent Director	2/2018 – present

H. Michael Schwartz. Mr. Schwartz serves as the Chairman of our board of directors and Chief Executive Officer. Mr. Schwartz has served as an officer and director since our initial formation. Mr. Schwartz also serves as the Chief Executive Officer of our Advisor and Sponsor. He also serves as Executive Chairman of SmartStop and Chief Executive Officer of SST IV. He served as Chief Executive Officer of SmartStop from January 2013 until June 2019. He also serves as Chief Executive Officer and Chairman of Strategic Storage Growth Trust II, Inc. (“SSGT II”), a private, non-traded REIT that, until June 2019, was sponsored by our sponsor. He served as Chief Executive Officer and Chairman of SSGT, a public non-traded self storage REIT sponsored by our sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in January 2019. Mr. Schwartz served as Chief Executive Officer, President, and Chairman of SmartStop Self Storage, Inc. (“SmartStop Self Storage”) from August 2007 until the merger of SmartStop Self Storage with Extra Space Storage, Inc. (“Extra Space”) on October 1, 2015. Since February 2008, Mr. Schwartz has also served as Chief Executive Officer of Strategic Storage Holdings, LLC (“SSH”). He was appointed President of Strategic Capital Holdings, LLC in July 2004. Previously, he held the positions of Vice Chairman or Co-President of U.S. Advisor from July 2004 until April 2007. He has more than 26 years of real estate, securities and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (subsequently known as Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

John Strockis. Mr. Strockis is our President and Chief Investment Officer. He has served as our Chief Investment Officer since February 2018 and President since July 2019. He was our Senior Vice President — Acquisitions from our formation until February 2018. Mr. Strockis is also Chief Investment Officer for our Sponsor, a position he has held since July 2019. Previously, he served as the Chief Investment Officer — Student & Senior Housing for our Sponsor from February 2018 until July 2019, and Senior Vice President — Acquisitions for our Sponsor from July 2016 until February 2018. He is also Chief Investment Officer of our Advisor, a position he has held since July 2019, and previously served as Senior Vice President — Acquisitions of our Advisor from October 2016 until July 2019. He is directly responsible for all non-self storage commercial property acquisitions, which includes student and senior housing. Mr. Strockis has more than 30 years of commercial real estate experience. Beginning in January 2011, Mr. Strockis was an active member of the board of directors of Sunwest Bank, serving as a member of its audit, compensation and directors investment committees, until his term expired in June 2018. From August 2014 until May 2016, Mr. Strockis worked as an Executive Managing Director with an Orange County-based brokerage company. Prior to that, Mr. Strockis served as the President and then Chief Executive Officer of MarWest Commercial Real Estate Services, the nation’s largest commercial association manager, from March 2011 to August 2014 until its sale to FirstService Residential. From April 2009 until March 2011, Mr. Strockis served as

Executive Managing Director at Voit Real Estate Services, where he was in charge of the Asset Services business group. In this role, Mr. Strockis worked with banks and lenders on distressed properties such as multi-family housing, office, industrial, research and development, land and retail assets to underwrite, reposition and asset manage properties prior to resale. At its peak, Mr. Strockis oversaw a 7 million square foot portfolio of distressed assets across the country. From March 2008 until December 2008, Mr. Strockis served as Senior VP of Acquisitions for ScanlanKemperBard acquiring value-add commercial office and retail properties in the Western United States. Prior to that, Mr. Strockis worked at CBRE for 24 years in various positions including Senior Director of Acquisitions at CBRE Global Investors, now one of the world’s largest commercial real estate advisors.  While at CBRE, Mr. Strockis led a national acquisition effort of office, industrial, research and development, and retail properties closing over $2 billion in transactions. Mr. Strockis graduated from UCLA with a Bachelor’s degree in Economics.

Paula Mathews. Ms. Mathews has served as our Executive Vice President since our formation. Previously, she also served as our Secretary from our formation until June 2019. Ms. Mathews also serves as Executive Vice President of our Advisor and our Sponsor. Ms. Mathews served as an Executive Vice President and Assistant Secretary for SmartStop Self Storage, positions she held since August 2007 and June 2011, respectively, until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Ms. Mathews was also an Executive Vice President and Secretary of SSGT, positions she held from March 2013 until June 2018, and an Executive Vice President and Secretary of SST IV, positions she held from June 2016 until June 2018. In addition, Ms. Mathews is a Director of SmartStop, a position to which she was appointed in January 2016, and was also an Executive Vice President and Secretary of SmartStop, positions she held from January 2013 until June 2018. Since August 2007, Ms. Mathews has also served as Secretary for SSH. Since 2005, she has also served as Vice President — Commercial Operations for Strategic Capital Holdings, LLC. Prior to joining Strategic Capital Holdings, LLC, Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases, and land sales. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

Michael A. Crear. Mr. Crear is our Chief Financial Officer and Treasurer, positions he has held since December 2019. He was our Vice President and Controller from July 2019 until December 2019. Mr. Crear’s responsibilities include implementing our accounting and financial management policies, along with involvement in our SEC and regulatory reporting. He is also the Vice President of Accounting for our Sponsor assigned to us, a position he has held since January 2019. Prior to joining our Sponsor, Mr. Crear served as the Vice President of Finance and Accounting for PADI Worldwide, Inc. where he was responsible for financial reporting and corporate accounting from October 2016 to January 2019.  From May 2011 to September 2016, Mr. Crear held various positions with formerly NASDAQ listed Alliance Healthcare Services, Inc. including Vice President of Corporate Finance. Mr. Crear gained public accounting and auditing experience while employed with Deloitte and Touche LLP, holding various positions including audit manager, from September 2004 to May 2011.  In his seven years in public accounting, Mr. Crear worked on the audits of a variety of both public and private entities, registration statements and public offerings. Mr. Crear is a Certified Public Accountant (inactive), licensed in California, and graduated with a B.A. degree from the University of California, Santa Barbara.

James L. Berg. Mr. Berg serves as our Secretary, a position to which he was appointed in June 2019. Mr. Berg is also the Secretary and General Counsel of our Sponsor. Previously, Mr. Berg had been the Secretary of SST IV from June 2018 to June 2019, and Assistant Secretary of SST IV from its formation until June 2018. Mr. Berg served as Assistant Secretary of each of SSGT and SmartStop from their respective dates of formation until June 2018, when he was appointed as Secretary of each. He was the Secretary of SSGT until January 2019 and the Secretary of SmartStop until June 2019. He was the Secretary of SSGT II from its formation until June 2019. Mr. Berg was the Secretary of SmartStop Self Storage from June 2011 until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Since April 2011, Mr. Berg has also served as General Counsel of SSH. Mr. Berg has over 25 years of experience in general business, corporate, securities, venture capital, and intellectual property law. From November 2004 to April 2011, he was General Counsel of U.S. Advisor, LLC. From March 2004 until November 2004, Mr. Berg was Senior Vice President and General Counsel of LoanCity.com, a wholesale mortgage lender based in San Jose, California. Prior to that, Mr. Berg was a partner in several law firms in Oakland, California. Mr. Berg received a J.D. (magna cum laude) from the University of Michigan Law School in 1978 and a

B.S. (with high distinction) from the University of Michigan Business School in 1975. He is a member of the State Bar of California, Business Law Section.

Stephen G. Muzzy. Mr. Muzzy is one of our independent directors and is the chairman of our audit committee and a member of our nominating and corporate governance committee and compensation committee. Mr. Muzzy was also an independent director of SSGT until that company merged with and into a wholly-owned subsidiary of SmartStop in January 2019, and he was previously an independent director of SST IV. He has 20 years of experience in the commercial banking industry, including both real estate and construction lending for commercial, industrial, self storage, office and retail real estate properties. Mr. Muzzy is currently a Partner at MF Partners, an investment partnership focusing on commercial real estate, including multi-family industrial and retail, a position he has held since October 2012. Prior to MF Partners, Mr. Muzzy was a Senior Vice President at OneWest Bank from March 2012 to May 2014. Prior to OneWest Bank, Mr. Muzzy was a Senior Vice President and Senior Banker with JPMorgan Chase’s middle market banking group from January 2011 through March 2012, and a Vice President and Senior Relationship Manager with Wells Fargo’s commercial banking group from August 2007 through January 2011. From February 2006 through August 2007, Mr. Muzzy was a Vice President at Commerce National Bank. Mr. Muzzy began his banking career in 1994 with Wells Fargo, where he held various positions, including Vice President, Business Development Officer, Relationship Manager, and Store Manager. He is an active member of the community and serves as a director of several nonprofit organizations, including the Orange Catholic Foundation and Casa Teresa. He also previously served as a director of numerous other organizations, including Pretend City Children’s Museum, Second Harvest Food Bank, Team Kids and The Mission Hospital Foundation. Mr. Muzzy graduated with a B.A. in Social Ecology from the University of California, Irvine, and has an MBA from Pepperdine University.

Brent Chappell. Mr. Chappell is one of our independent directors and is the chairman of our nominating and corporate governance committee and compensation committee and a member of our audit committee. He has 30 years of experience in real estate portfolio management and financing, including serving in different roles over the past 11 years at various healthcare REITs. Mr. Chappell is currently Executive Vice President – Portfolio Manager at Sabra Health Care REIT, Inc., or Sabra, a REIT focused on leasing healthcare properties to tenants and operators throughout the United States and Canada, a position he has held since July 2017. Prior to Sabra, Mr. Chappell was Senior Vice President of Investment and Portfolio Management at LTC Properties, Inc., or LTC, from June 2014 to June 2017 and a Vice President of Investment and Portfolio Management at LTC from June 2013 to June 2014. LTC is a REIT that invests in senior housing and healthcare properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions, including mezzanine lending. Prior to LTC, Mr. Chappell was Vice President of Portfolio Management at Nationwide Health Properties, Inc., which was acquired by Ventas, Inc. in June 2011. Mr. Chappell served in that role from March 2006 to February 2012. Nationwide Health Properties, Inc. was a REIT that invested primarily in healthcare real estate in the United States, and Ventas, Inc. is a REIT with investments in the United States, Canada and the United Kingdom. Mr. Chappell also served as Director, Asset Management for Pacific Life and in various asset and portfolio management positions for Catellus Development Corporation and The Koll Company. Mr. Chappell graduated with a B.A. in Political Science and Business Administration from the University of California, Los Angeles, and has an MBA from the University of California, Irvine, and has a Master of Aging Services Management from the University of Southern California.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on February 27, 2018 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees, and officers of our Advisor, and its affiliates who perform material functions for us. We adopted the Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the “Governance Documents” section of our website located at www.strategicreit.com/site/sssht/page/information#gov.

Audit Committee

Our board of directors has an audit committee (the “Audit Committee”), which assists our board of directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the audit committee, board of directors, outside auditors and management. Our board of directors ratified the Audit Committee’s adoption of its charter on February 27, 2018 (the “Audit Committee Charter”). A copy of our Audit Committee Charter is available in the “Governance Documents” section of our website located at www.strategicreit.com/site/sssht/page/information#gov. The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules, and regulations.

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

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis – Executive Compensation

The following executive officers are the Company’s “Named Executive Officers” for the fiscal year ended December 31, 2019:

•	H. Michael Schwartz, Chief Executive Officer;
•	John Strockis, President and Chief Investment Officer;
•	Michael A. Crear, Chief Financial Officer and Treasurer; and
•	Nicholas M. Look, our Assistant Secretary prior to June 28, 2019.

We do not directly compensate our executive officers, including our Named Executive Officers, for services rendered to us. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and the Compensation Committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the Compensation Committee will review all forms of compensation to our executive officers and approve all equity-based awards to our executive officers.

A majority of our Named Executive Officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse certain expenses pursuant to our Advisory Agreement. For the year ended December 31, 2019, these reimbursements to our Advisor include reimbursements of a portion of the salaries of our Named Executive Officers totaling approximately $357,753. Of this amount $79,924 was attributed to H. Michael Schwartz, $10,492 was attributed to John Strockis, $238,686 was attributed to Michael A. Crear, and $28,651 was attributed to Nicholas M. Look. Mr. Look served as our Assistant Secretary prior to his resignation on June 28, 2019 and was not one of our executive officers as of December 31, 2019.  At the present time, we intend to continue these reimbursements for time our Named Executive Officers spend on matters connected to us. In addition, we reimbursed our Sponsor for $327, which is the amount of premiums paid on a life insurance policy our Sponsor has purchased for the benefit of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2019—Director Life Insurance Policies,” below.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing “Executive Compensation” discussion with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the “Executive Compensation” discussion set forth above be included in this Form 10-K.  The Company is not subject to the requirements of Item 402(b) of Regulation S-K, and accordingly, no “Compensation Discussion and Analysis” has been included herein.

Brent Chappell (Chairman)
Stephen G. Muzzy

March 17, 2020

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

Director Compensation for the Year Ended December 31, 2019

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$327	$327
Stephen G. Muzzy	$42,000	(3)	$11,750	$—	$—	$—	$982	$54,732
Brent Chappell	$40,500	(4)	$11,750	$—	$—	$—	$982	$53,232

(1)	This column represents the full grant date fair value in accordance with FASB ASC Topic 718.
(2)	Represents payment of life insurance premiums, as discussed below.
(3)	Amount includes total fees earned or paid during the year ended December 31, 2019, of which $2,000 was earned during the year ended December 31, 2019, and was paid during 2020.
(4)	Amount includes total fees earned or paid during the year ended December 31, 2019, of which $2,000 was earned during the year ended December 31, 2019, and was paid during 2020.

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

Cash Compensation to Directors

Beginning on May 1, 2018, the effective date of our public offering (the “Public Offering”), each of our independent directors was entitled to a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attended by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the Audit Committee if there was a meeting of such committee). For the year ended December 31, 2019, the directors earned an aggregate of $82,500.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the

“Annual Restricted Stock Awards”). Mr. Muzzy and Mr. Chappell have each received a total of 5,000 shares of restricted stock of which 937.5 shares had vested as of December 31, 2019. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

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

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2019, there were approximately 1,255,577 shares available for issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

Director Life Insurance Policies

Our Sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2019, we reimbursed our Sponsor for the total premiums paid on such life insurance policies, which was $2,291. Of this amount, $327 was attributed to the policy covering H. Michael Schwartz, $982 was attributed to the policy covering Stephen G. Muzzy and $982 was attributed to the policy covering Brent Chappell. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2019, decisions regarding director compensation were made by our Compensation Committee, consisting of our two independent directors, Messrs. Chappell and Muzzy, with Mr. Chappell serving as Chairman of the Compensation Committee. No member of the Compensation Committee has been an officer or employee of us, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of March 16, 2020, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 13.1 million shares of common stock issued and outstanding as of March 16, 2020.

	Common Stock
	Beneficially Owned(1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
H. Michael Schwartz, Chairman of the Board of Directors and Chief Executive Officer	111.11	*
John Strockis, President and Chief Investment Officer	—	—
Michael A. Crear, Chief Financial Officer and Treasurer	—	—
Paula Mathews, Executive Vice President	—	—
James L. Berg, Secretary	—	—
Stephen G. Muzzy, Independent Director	937.50	*
Brent Chappell, Independent Director	937.50	*
All directors and executive officers as a group	1,986.11	*
5% or Greater Stockholders
Comrit Investments 1, LP	1,085,972.85(4)	8.6%

*	Represents less than 1% of our outstanding common stock as of March 16, 2020.
(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 16, 2020. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address of each of the beneficial owners other than Comrit Investments 1, LP is 10 Terrace Road, Ladera Ranch, California 92694.
(3)	Consists of 111.11 shares owned by SSSHT Advisor, LLC, which is indirectly owned and controlled by Mr. Schwartz.
(4)	The reporting persons’ reported address is 9 Ahad Ha’am Street, Tel Aviv, Israel 6129101.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plan and the securities authorized under the plan is included in Item 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

We are a party to agreements giving rise to material transactions between us and our affiliates, including, but not limited to our Advisory Agreement, our Advisor Funding Agreement, our Dealer Manager Agreement, our Unit Purchase Agreement, and our Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2019. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

SmartStop Asset Management, LLC, our Sponsor, is the sole voting member of our Advisor, SSSHT Advisor, LLC. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our Advisory Agreement. Prior to the commencement of our Public Offering, we were engaged in our Private Offering. In connection with the commencement of our Public Offering, we amended and restated our prior advisory agreement, and our Advisory Agreement was further amended on September 6, 2018 and July 10, 2019.  Our Advisory Agreement has a one-year term, but may be renewed for an unlimited number of successive one-year periods.

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

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Public Offering; provided, however, that our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares.  Our Advisor has also agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares, provided, however, that our Advisor may cease paying such amounts in its sole discretion, as described in more detail in “Advisor Funding Agreement” below. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our stock; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

Pursuant to our Advisory Agreement, our Advisor may be entitled to an acquisition fee (the “Contingent Acquisition Fee”) with respect to acquisitions made subsequent to July 10, 2019, subject to us satisfying certain stockholder return thresholds or if the Advisory Agreement is terminated for any reason other than our Advisor’s fraud, willful misconduct or gross negligence before July 10, 2029.  After we pay stockholders total distributions equal to their invested capital, plus a 6% cumulative, non-compounded annual return on invested capital, we will pay our Advisor a contingent acquisition fee equal to 1% of the Contract Purchase Price (as defined in the Advisory Agreement, as amended) of each property or other real estate investment we acquire after July 10, 2019; and after we pay stockholders total distributions equal to their invested capital, plus a 13% cumulative, non-compounded annual return on invested capital, we will pay our Advisor an additional contingent acquisition fee equal to 2% of the Contract Purchase Price of each property or other real estate investment we acquire after July 10, 2019.

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

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that organization and offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor will also be reimbursed for acquisition expenses incurred in the process of acquiring our properties. Our Advisor may be entitled to disposition fees generally equal to the lesser of (a) 1% of the Contract Sales Price or (b) 50% of the Competitive Real Estate Commission (as defined in the Advisory Agreement, as amended).

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2019.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to our Advisory Agreement, beginning four fiscal quarters after the commencement of our Public Offering, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined therein, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined therein, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2019, our Advisor paid approximately $1.3 million in operating expenses on our behalf. For the year ended December 31, 2019, we reimbursed approximately $0.9 million in operating expenses to our Advisor.

Advisor Funding Agreement

On July 10, 2019, we entered into an Advisor Funding Agreement (the “Advisor Funding Agreement”) by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor has agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses is expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us if the organization and offering expenses exceed the 1% estimate being funded by our Advisor. Conversely, we must reimburse our Advisor to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor. As of December 31, 2019, we have raised approximately $8.6 million in gross offering proceeds from the sale of Class Y and Class Z shares, and have received funding from our Advisor of approximately $0.5 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Class Z shares.

Dealer Manager Agreement

Our Sponsor indirectly owns a 15% beneficial non-voting equity interest in Select Capital Corporation, our Dealer Manager, and affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Our Dealer Manager serves as our Dealer Manager for our Public Offering pursuant to a Dealer Manager Agreement approved by our board of directors that took effect upon the commencement of the Public Offering in May 2018 (as amended, the “Dealer Manager Agreement”). The Dealer Manager Agreement will terminate upon the termination of our Public Offering or upon 60 days’ written notice by either party. Our Dealer Manager provides wholesaling, sales promotional and marketing services to us in connection with our Public Offering. Specifically, our Dealer Manager ensures compliance with SEC rules and regulations and FINRA rules relating to the sale process and participating broker-dealer relationships, assists in the assembling of prospectus kits, assists in the due diligence process and ensures proper handling of investment proceeds.

Our Dealer Manager was entitled to a sales commission of 6.0% of gross proceeds from sales of Class A shares and 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee of 3.0% of gross proceeds from sales of Class A shares and Class T shares in the Primary Offering.

As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering, and on July 10, 2019, we commenced offering Class Y shares and Class Z shares. Pursuant to the Dealer Manager Agreement, we now pay our Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the Primary Offering. However, as described above, our Advisor has agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold in the Primary Offering, subject to certain limitations. Our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering. Our Dealer Manager will also receive an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

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

In accordance with FINRA rules, in no event will our total underwriting compensation in the Public Offering, including, but not limited to, sales commissions, stockholder servicing fees, the dealer manager fee and expense reimbursements to our Dealer Manager and participating broker-dealers, exceed 10% of our gross Public Offering proceeds, in the aggregate. We expect to pay an additional amount of gross Public Offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross Public Offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Public Offering and our organization, but in no event will such amounts exceed 15% of the gross Public Offering proceeds raised by us in the terminated or completed Public Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross Public Offering proceeds.

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

In addition to the Unit Purchase Agreement, we and our Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second Amended and Restated Limited Partnership Agreement”) and Amendment No. 1 to the Second and Amended and Restated Limited Partnership Agreement (the “Amendment”). The Second Amended and Restated Limited Partnership Agreement authorized the issuance of additional classes of units of limited partnership interest in the Operating Partnership and sets forth other necessary corresponding changes. All other terms of the Second Amended and Restated Limited Partnership Agreement remained substantially the same. Such terms continue to be included in the Third Amended and Restated Limited Partnership Agreement, as amended.

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

The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time, provided, however, that pursuant to the terms of the KeyBank Bridge Loans, as amended, we are restricted from redeeming the Preferred Units or paying dividends on the Preferred Units until the KeyBank Bridge Loans are repaid. The redemption price (“Redemption Price”) for the Preferred Units is equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption.

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

The Preferred Investor has not made any additional investments in the year ended December 31, 2019. As of December 31, 2019 and 2018, approximately, $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $1.3 million and $0.3 million, respectively.

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

Investments in Reno Student Housing & Power 5 Conference Student Housing I, DST

For details regarding our investment in Reno Student Housing & Power 5 Conference Student Housing I, DST as of December 31, 2019, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2019 and 2018, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

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

Fees to Principal Auditor

The Audit Committee reviewed the audit and audit-related services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2019 and 2018, respectively, are set forth in the table below:

	BDO USA, LLP for the Year Ended December 31, 2019	BDO USA, LLP for the Year Ended December 31, 2018
Audit Fees	$152,864	$157,741
Audit-Related Fees	—	$46,359
Tax Fees	—	—
All Other Fees	—	—
Total	$152,864	$204,100

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

Audit Committee Pre-Approval Policies

The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditor, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

All services rendered by BDO in the year ended December 31, 2019 were pre-approved in accordance with the policies set forth above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)	List of Documents Filed.
1.	The list of the financial statements contained herein is set forth on page F-1 hereof.
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
1.1

Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

1.2

Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.4

Second Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2019, Commission File No. 333-220646

3.5

Articles Supplementary to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to the Registrant’s prospectus dated July 10, 2019, Commission File No. 333-220646
10.1

Third Amended and Restated Limited Partnership Agreement of SSSHT Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.2

Amendment No. 1 to the Third Amended and Restated Limited Partnership Agreement of SSSHT Operating Partnership, L.P., incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2018, Commission File No. 333-220646

10.3

Amendment No. 2 to the Third Amended and Restated Limited Partnership Agreement of SSSH Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

10.4

Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

10.5	Amendment No. 1 to the Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.8 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646
10.6

Amendment No. 2 to the Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

10.7

Advisor Funding Agreement, by and among Strategic Student & Senior Housing Trust, Inc., SSSHT Operating Partnership, L.P., SSSHT Advisor, LLC, and SmartStop Asset Management, LLC, incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

10.8

Strategic Student & Senior Housing Trust, Inc. Second Amended and Restated Distribution Reinvestment Plan dated July 13, 2019, incorporated by reference to Appendix B to the Registrant’s prospectus dated July 10, 2019, Commission File No. 333-220646

10.9

Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated June 28, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.10

Amendment No. 1 to Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated March 7, 2018, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.11

Mortgage Loan with Insurance Strategy Funding IX, LLC, dated June 28, 2017, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.12

Guaranty by H. Michael Schwartz and Strategic Student & Senior Housing Trust, Inc. in favor of Insurance Strategy Funding IX, LLC, dated June 28, 2017, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.13	Promissory Note dated June 28, 2017, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646
10.14

Employee and Director Long Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.15

Loan Agreement, between SSSST 700 W Virginia St, LLC and Nationwide Life Insurance Company, dated September 28, 2017, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.16

Mortgage and Security Agreement, between SSSST 700 W Virginia St, LLC and Nationwide Life Insurance Company, dated September 28, 2017, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.17

Promissory Note for the benefit of Nationwide Life Insurance Company dated September 28, 2017, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.18

Multifamily Loan and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.19

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.20

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.21

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $28,709,000, by SSSHT PropCo 4522 S 1300 E, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.22

Multifamily Loan and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.23

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.20 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.24

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.21 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.25

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $9,337,000, by SSSHT PropCo 1245 E Murray Holladay Road, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.26

Multifamily Loan and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.27

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.28

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.29

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $8,859,000, by SSSHT PropCo 10020 N 4600 W Street, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.30

Cross-Collateralization Agreement, by and among SSSHT PropCo 4522 S 1300 E, LLC, SSSHT PropCo 1245 E Murray Holladay Road, LLC, SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.27 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.31

Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated February 23, 2018, incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.32

Second Amended and Restated Guaranty Agreement, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.33

First Credit Agreement Supplement and Amendment, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated August 31, 2018, incorporated by reference to Exhibit 10.5 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.34

Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC, and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.7 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.35

Amended and Restated Promissory Note, in the principal amount of $56,500,000, by SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.6 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.36

Multifamily Loan and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.37

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.38

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.39

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $63,200,000, by SSSHT PropCo SE Division Street, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.4 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.40

Guaranty of Completion, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association and any subsequent holder of the Note, effective as of August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 12, 2018, Commission File No. 333-220646

10.41

Second Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC and SmartStop Asset Management, LLC as borrower, and KeyBank National Association, as lender, dated March 29, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.42

Second Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC and KeyBank National Association, dated March 29, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.43

Fourth Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC, and SmartStop Asset Management, LLC, as borrower, and KeyBank National Association, as lender, dated February 27, 2020 incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 4, 2020, Commission File No. 333-220646

21.1

Subsidiaries of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 1 the Company’s Registration Statement on Form S-11, filed on November 30, 2018, Commission File No. 333-220646

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
101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Year Ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 20, 2020.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 20, 2020
H. Michael Schwartz

/s/ Michael A. Crear	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2020
Michael A. Crear

/s/ Stephen G. Muzzy	Independent Director	March 20, 2020
Stephen G. Muzzy

/s/ Brent Chappell	Independent Director	March 20, 2020
Brent Chappell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish a proxy statement to security holders subsequent to the filing of this Annual Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Student & Senior Housing Trust, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Student & Senior Housing Trust, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 20, 2020

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	232,934,499	221,716,391
Site improvements	4,259,917	3,685,000
Furniture, fixtures and equipment	10,858,329	9,953,212
	268,740,745	256,042,603
Accumulated depreciation	(15,243,833)	(7,153,132)
	253,496,912	248,889,471
Construction in process	198,222	2,333,331
Real estate facilities, net	253,695,134	251,222,802
Cash and cash equivalents	7,511,103	8,159,408
Restricted cash	3,555,542	3,113,203
Other assets	3,870,696	3,745,094
Intangible assets, net	4,445,932	11,729,108
Total assets	$273,078,407	$277,969,615
LIABILITIES AND EQUITY
Debt, net	$208,418,809	$203,735,898
Accounts payable and accrued liabilities	4,215,397	4,027,720
Due to affiliates	8,118,348	4,237,666
Distributions payable	1,965,244	908,046
Total liabilities	222,717,798	212,909,330
Commitments and contingencies (Note 8)
Redeemable common stock	4,723,961	2,659,654
Preferred equity in our Operating Partnership	10,142,303	10,095,708
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,565,901 and 11,122,135 shares issued and outstanding at December 31, 2019 and 2018, respectively	11,566	11,122
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 76,991 and 36,299 issued and outstanding at December 31, 2019 and 2018, respectively	77	36
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,198 and 43,996 issued and outstanding at December 31, 2019 and 2018, respectively	86	44
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 768,611 and none issued and outstanding at December 31, 2019 and 2018, respectively	768	—
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 159,070 and none issued and outstanding at December 31, 2019 and 2018, respectively	159	—
Additional paid-in capital	93,609,304	83,533,060
Distributions	(15,238,571)	(7,981,638)
Accumulated deficit	(41,837,130)	(22,263,678)
Total Strategic Student & Senior Housing Trust, Inc. equity	36,546,259	53,298,946
Noncontrolling interests in our Operating Partnership	(1,051,914)	(994,023)
Total equity	35,494,345	52,304,923
Total liabilities and equity	$273,078,407	$277,969,615

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues:
Leasing and related revenues – student	$7,616,750	$8,422,326	$3,651,331
Leasing and related revenues – senior	26,155,311	14,950,396	—
Total revenues	33,772,061	23,372,722	3,651,331
Operating expenses:
Property operating expenses – student	3,969,067	4,252,853	1,336,168
Property operating expenses – senior	16,936,958	9,534,673	—
Property operating expenses – affiliates	2,774,621	1,547,821	135,163
General and administrative	2,328,994	1,822,190	579,034
Depreciation	8,090,701	5,898,283	1,254,849
Intangible amortization expense	7,283,174	8,027,531	2,532,360
Acquisition expenses – affiliates	—	154,136	2,310,020
Other property acquisition expenses	—	323,906	626,001
Total operating expenses	41,383,515	31,561,393	8,773,595
Operating loss	(7,611,454)	(8,188,671)	(5,122,264)
Other expense:
Interest expense	(10,222,569)	(6,685,130)	(1,106,924)
Interest expense – debt issuance costs	(728,601)	(773,355)	(824,877)
Other	(15,668)	(73,625)	(8,145)
Net loss	(18,578,292)	(15,720,781)	(7,062,210)
Less: Distributions to preferred unitholders in our Operating Partnership	(990,617)	(317,541)	(239,885)
Less: Accretion of preferred equity costs	(46,595)	(30,758)	(66,555)
Net loss attributable to the noncontrolling interests in our Operating Partnership	42,052	39,347	1,134,705
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(19,573,452)	$(16,029,733)	$(6,233,945)
Net loss per Class A share – basic and diluted	$(1.67)	$(1.51)	$(2.78)
Net loss per Class T share – basic and diluted	$(1.67)	$(1.51)	$—
Net loss per Class W share – basic and diluted	$(1.67)	$(1.51)	$—
Net loss per Class Y share – basic and diluted	$(1.67)	$—	$—
Net loss per Class Z share – basic and diluted	$(1.67)	$—	$—
Weighted average Class A shares outstanding – basic and diluted	11,404,713	10,626,983	2,239,834
Weighted average Class T shares outstanding – basic and diluted	64,079	4,424	—
Weighted average Class W shares outstanding – basic and diluted	77,581	12,219	—
Weighted average Class Y shares outstanding – basic and diluted	155,200	—	—
Weighted average Class Z shares outstanding – basic and diluted	50,468	—	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2019, 2018 and 2017

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2016	111	$—	—	$—	—	$—	$—	$—	$—	$—	$1,000	$—	$—	$1,000	$1,000	$2,000	$—	$—
Gross proceeds from issuance of common stock	8,911,969	8,912	—	—	—	—	—	—	—	—	75,280,158	—	—	75,289,070	—	75,289,070	—	—
Issuance of noncontrolling interest in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	199,000	199,000	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(6,481,858)	—	—	(6,481,858)	—	(6,481,858)	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,379,950)	—	(1,379,950)		(1,379,950)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—		(4,129)	(4,129)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(239,885)	—
Issuance of shares for distribution reinvestment plan	36,471	36	—	—	—	—	—	—	—	—	303,808	—	—	303,844	—	303,844	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(303,844)	—	—	(303,844)	—	(303,844)	—	303,844
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(6,233,945)	(6,233,945)	—	(6,233,945)	239,885	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,134,705)	(1,134,705)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,655,500	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,722,055)	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	66,555	—
Balance as of December 31, 2017	8,948,551	8,948	—	—	—	—	—	—	—	—	68,799,264	(1,379,950)	(6,233,945)	61,194,317	(938,834)	60,255,483	—	303,844
Gross proceeds from issuance of common stock	1,913,442	1,913	36,250	36	43,830	44	—	—	—	—	18,280,442	—	—	18,282,435	—	18,282,435	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(3,556,173)	—	—	(3,556,173)	—	(3,556,173)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(2,371,110)	—	—	(2,371,110)	—	(2,371,110)	—	2,371,110
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,300)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(6,601,688)	—	(6,601,688)	—	(6,601,688)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,842)	(15,842)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(317,541)	—
Issuance of shares for distribution reinvestment plan	252,642	253	49	—	166	—	—	—	—	—	2,370,857	—	—	2,371,110	—	2,371,110	—	—
Issuance of restricted stock	7,500	8	—	—	—	—	—	—	—	—	—	—	—	8	—	8	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	9,780	—	—	9,780	—	9,780	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(16,029,733)	(16,029,733)	—	(16,029,733)	317,541	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(39,347)	(39,347)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,064,950	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	30,758	—
Balance as of December 31, 2018	11,122,135	11,122	36,299	36	43,996	44	—	—	—	—	83,533,060	(7,981,638)	(22,263,678)	53,298,946	(994,023)	52,304,923	10,095,708	2,659,654

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2018	11,122,135	$11,122	36,299	$36	43,996	$44	$—	$—	$—	$—	$83,533,060	$(7,981,638)	$(22,263,678)	$53,298,946	$(994,023)	$52,304,923	$10,095,708	$2,659,654
Gross proceeds from issuance of common stock	235,818	236	33,600	34	39,149	39	766,075	766	158,764	159	11,713,909	—	—	11,715,143	—	11,715,143	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(2,180,377)	—	—	(2,180,377)	—	(2,180,377)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	522,080	—	—	522,080	—	522,080	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(2,352,621)	—	—	(2,352,621)	—	(2,352,621)	—	2,352,621
Redemptions of common stock	(35,340)	(36)	—	—	—	—	—	—	—	—	—	—	—	(36)	—	(36)	—	(288,314)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(7,256,933)	—	(7,256,933)	—	(7,256,933)	—	—
Distribution of common stock	—	—	5,307	5	909	1	—	—	—	—	(6)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,839)	(15,839)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(990,617)	—
Issuance of shares for distribution reinvestment plan	240,789	241	1,785	2	1,144	2	2,536	2	306	—	2,352,374	—	—	2,352,621	—	2,352,621	—	—
Issuance of restricted stock	2,500	3	—	—	—	—					—	—	—	3	—	3	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	20,885	—	—	20,885	—	20,885	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(19,573,452)	(19,573,452)	—	(19,573,452)	990,617	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,052)	(42,052)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	46,595	—
Balance as of December 31, 2019	11,565,901	$11,566	76,991	$77	85,198	$86	768,611	$768	159,070	$159	$93,609,304	$(15,238,571)	$(41,837,130)	$36,546,259	$(1,051,914)	$35,494,345	$10,142,303	$4,723,961

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(18,578,292)	$(15,720,781)	$(7,062,210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,373,875	13,925,814	3,787,209
Amortization of debt issuance costs	728,601	773,355	824,877
Stock based compensation expense related to issuance of restricted stock	20,885	9,780	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(226,107)	(811,946)	(134,706)
Accounts payable and accrued liabilities	1,082,489	1,130,893	1,133,740
Due to affiliates	3,287,971	1,538,572	165,096
Net cash provided by (used in) operating activities	1,689,422	845,687	(1,285,994)
Cash flows from investing activities:
Purchase of real estate facilities	—	(170,123,441)	(103,494,500)
Additions to real estate facilities	(11,415,818)	(1,882,767)	(34,516)
Investment in equity method investment	—	(763,834)	(1,031,903)
Deposits on acquisitions of real estate facilities	—	—	(1,000,000)
Investment in company owned life insurance	(420,243)	—	(876,313)
Settlement of company owned life insurance	420,243	—	—
Net cash used in investing activities	(11,415,818)	(172,770,042)	(106,437,232)
Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	—	110,105,000	53,000,000
Proceeds from issuance of KeyBank Bridge Loans	8,861,135	55,119,820	39,896,363
Principal payments of KeyBank Bridge Loans	(4,559,580)	(12,304,891)	(39,896,363)
Debt issuance costs	(223,018)	(2,242,169)	(1,491,357)
Issuance of preferred equity in our Operating Partnership	—	10,064,950	5,650,000
Redemption of preferred equity in our Operating Partnership	—	—	(6,722,055)
Gross proceeds from issuance of common stock	11,641,271	18,121,903	75,517,069
Offering costs	(1,569,131)	(1,919,882)	(6,346,855)
Reimbursement of offering costs by Advisor	496,580	—	—
Deferred offering costs	—	—	(856,306)
Redemptions of common stock	(273,258)	—	—
Distributions paid to common stockholders	(4,837,730)	(4,105,267)	(616,387)
Distributions paid to preferred unitholders in our Operating Partnership	—	—	(239,885)
Distributions paid to Operating Partnership unitholders	(15,839)	(14,496)	—
Issuance of noncontrolling interest in our Operating Partnership	—	—	199,000
Net cash provided by financing activities	9,520,430	172,824,968	118,093,224
Net change in cash, cash equivalents, and restricted cash	(205,966)	900,613	10,369,998
Cash, cash equivalents, and restricted cash, beginning of year	11,272,611	10,371,998	2,000
Cash, cash equivalents, and restricted cash, end of year	$11,066,645	$11,272,611	$10,371,998
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$10,236,148	$6,440,337	$928,474
Interest capitalized	$394,240	$47,333	$—
Additions to debt issuance costs included in accounts payable and accrued liabilities	$23,720	$—	$33,882
Deposits applied to purchase of real estate	$—	$1,000,000	$—
Deposits applied to debt issuance costs	$—	$123,100	$—
Acquisition costs included in due to affiliates	$—	$1,980,000	$—
Additions to real estate and construction in process in accounts payable and accrued liabilities	$291,425	$1,144,210	$—
Proceeds from issuance of common stock previously in accounts payable and accrued liabilities	$73,900	$—	$—
Other assets included in accounts payable and accrued liabilities	$—	$67,478	$—
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$810,771	$821,523	$135,002
Deferred offering costs included in accounts payable and accrued liabilities	$—	$—	$107,653
Non-cash preferred equity issuance in our Operating Partnership	$—	$100,649	$1,072,055
Distributions payable	$1,646,356	$908,046	$463,848
Redemptions of common stock included in accounts payable and accrued liabilities	$30,392	$15,300	$—
Issuance of shares pursuant to distribution reinvestment plan	$2,352,621	$2,371,110	$303,844
See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we are offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. As of December 31, 2019, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 767,000 Class Y shares, and approximately 158,000 Class Z shares for gross offering proceeds of approximately $13.8 million in our Primary Offering.

While we were formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. As of December 31, 2019 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of December 31, 2019, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering. Our Sponsor is a company primarily focused on providing real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

Our student housing properties are managed by a third-party student housing property manager. Our senior housing properties are managed by third-party senior living operators. Please see Note 8 – Commitments and Contingencies for additional detail.

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

December 31, 2019

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Reclassifications

Certain amounts previously reported in our 2018 and 2017 financial statements have been reclassified to conform to the fiscal 2019 presentation.

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

As of December 31, 2019, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

December 31, 2019

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are one year or less. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $16.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2019 and 2018, respectively. We do not expect to have intangible assets for the value of tenant relationships because we expect the average tenant turnover will be fairly frequent.

Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual property along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP are accounted for as asset acquisitions. During the year ended December 31, 2018, our acquisitions had not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the year ended December 31, 2018, we capitalized approximately $3.4 million of acquisition related costs, and we expensed approximately $0.5 million of acquisition-related transaction costs which did not meet our capitalization criteria. During the year ended December 31, 2019, we did not incur any acquisition-related transaction costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Additionally, we have elected to adopt a practical expedient not to separate lease and nonlease components, which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under ASU 2016-02, and contracts that are predominantly service-based would be accounted for under ASC Topic 606.  Lease and nonlease revenue components that are accounted for within the scope of ASU 2016-02 are:

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

We have historically incurred very limited losses due to the uncollectibility of our accounts receivable. However, if we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant. For the years ended December 31, 2018 and 2017 such amounts were recorded in property operating expenses.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases, as applicable. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2019 and 2018, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $17.8 and $10.6 million, respectively.

The total additional estimated future amortization expense of intangible assets recognized as of December 31, 2019 will be approximately $3.8 million and $0.6 million for the years ending December 31, 2020 and 2021, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.8 million and $2.2 million as of December 31, 2019 and 2018, respectively.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

Accounting for Equity Awards and Stock Distributions

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

On June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class T shares equivalent to approximately 0.07527 shares of Class T common stock per Class T share outstanding as of June 21, 2019. In addition, on June 21, 2019, our board of directors authorized a one-time stock distribution to stockholders holding Class W shares equivalent to approximately 0.01075 shares of Class W common stock per Class W share outstanding as of June 21, 2019. The one-time stock distribution shares were issued on July 10, 2019.

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

The table below summarizes our fixed rate debt payable at December 31, 2019 and 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$169,532,000	$161,422,833	$162,747,000	$161,174,251

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

We filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS performs additional services for our residents and generally engages in any real estate or non-real estate related business. We also utilize our TRS in connection with structuring of our senior housing properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Under the RIDEA structure, the senior housing properties that we own are leased by a property owning entity to a subsidiary of our TRS. That TRS subsidiary then directly engages an “eligible independent contractor” to manage and operate the property. Currently, all of our senior housing properties utilize the RIDEA structure.

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of December 31, 2019 and 2018, the Company’s net deferred tax assets were comprised of approximately $1.0 million and $0.3 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the years ended December 31, 2019 and 2018:

Real estate facilities
Balance at December 31, 2017	$98,258,516
Facility acquisitions	157,090,441
Additions - Student	334,925
Additions - Senior	358,721
Balance at December 31, 2018	256,042,603
Additions - Student	274,161
Additions - Senior	12,423,981
Balance at December 31, 2019	$268,740,745
Accumulated depreciation
Balance at December 31, 2017	$(1,254,849)
Depreciation expense	(5,898,283)
Balance at December 31, 2018	(7,153,132)
Depreciation expense	(8,090,701)
Balance at December 31, 2019	$(15,243,833)

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2018:

Property	Property Type	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2018 Revenue(2)	2018 Property Operating Income(3)
Charleston – UT	Senior	2/23/18	$12,296,180	$994,000	$13,290,180	$2,226,530	$687,394
Cottonwood Creek – UT	Senior	2/23/18	15,353,209	2,020,000	17,373,209	3,024,914	577,834
Wellington – UT	Senior	2/23/18	46,087,489	3,450,000	49,537,489	5,092,177	2,125,467
Courtyard – OR	Senior	8/31/18	83,353,563	9,549,000	92,902,563	4,606,775	2,025,028
Total			$157,090,441	$16,013,000	$173,103,441	$14,950,396	$5,415,723

(1)	The allocations noted above are based on a determination of the relative fair value of the total cash consideration provided for the property and capitalized acquisition costs.
(2)	The operating results of the properties acquired above have been included in our consolidated statement of operations since their acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, property management oversight fees, depreciation, amortization, and acquisition expenses.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

We incurred acquisition fees payable to our Advisor related to the above properties of approximately $3.2 million for the year ended December 31, 2018, which were capitalized into the cost basis of our properties.

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Utah Freddie Mac mortgage loans (2)	46,905,000	46,905,000	5.06%	2/23/2028
Courtyard Freddie Mac mortgage loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	7,635,529	12,195,108	5.80%	4/30/2021
Courtyard Initial Loan (4)	27,000,000	27,000,000	5.80%	4/30/2021
Courtyard Delayed Draw Commitment (4)	12,480,955	3,619,820	5.80%	4/30/2021
Debt issuance costs, net	(1,802,675)	(2,184,030)
Total debt	$208,418,809	$203,735,898

(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
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
(4)

Variable rate debt with interest only payments due monthly. The variable rate reflected in the table was the rate in effect as of December 31, 2019. On February 27, 2020, we amended the loan agreements to extend the loan maturity dates to April 30, 2021.  Please see Note 10 – Subsequent Events for additional detail.

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

December 31, 2019

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

The Freddie Mac Courtyard Loan has a term of 10 years, with the first four years being interest only and a 30-year amortization schedule thereafter, and bears interest at a fixed rate of 4.86%. The Freddie Mac Courtyard Loan contains a number of customary representations, warranties, borrowing conditions, events of default, affirmative, negative and financial covenants, reserve requirements and other agreements, such as restrictions on our ability to prepay or defease the loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

KeyBank Bridge Loans

Beginning with our acquisition of the Fayetteville Property, we have entered into various loans with KeyBank National Association (“KeyBank”) in order to fund a portion of the purchase price for our acquisitions. Such loans are in addition to the particular mortgage loan used to acquire the property, and such loans are with us, through our Operating Partnership, along with our Chief Executive Officer and an entity controlled by him (the “Initial KeyBank Bridge Borrowers”). As described below, on March 29, 2019, our Sponsor was added as an additional borrower under the Utah Bridge Loan and the Courtyard Bridge Loans (collectively with the Initial KeyBank Bridge Borrowers, the “KeyBank Bridge Borrowers”). See below for a description of the various loans with KeyBank (the “KeyBank Bridge Loans”).

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

The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan such that (i) the loan maturity date was extended to April 30, 2020, (ii) our Sponsor became an additional borrower, (iii) the collateral was amended to include a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. On February 27, 2020, we amended the Utah Bridge Loan such that the loan maturity date was further extended to April 30, 2021 and certain of the covenants were revised accordingly. The Company expects to be able to satisfy the Utah Bridge Loan through the required payments or to refinance the loan prior to its maturity. In the event the loan is not fully satisfied or refinanced prior to its scheduled maturity, the KeyBank Bridge Borrowers are obligated to satisfy the loan, as discussed above.

The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 5.80% as of December 31, 2019. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding, such as acquisition fees incurred in connection with the acquisition of the Wellington, Cottonwood Creek, and Charleston properties. KeyBank consented to us paying $1.2 million of such fees, and we made such payment in the quarter ended March 31, 2018. As of December 31, 2019, KeyBank has consented to our retention of approximately $6.4 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until the KeyBank Bridge Loans are repaid. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan.

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

Pursuant to the terms of the Courtyard Bridge Loans, the Utah Bridge Loan was amended to add two additional tranches: (i) an initial loan of $27 million (the “Courtyard Initial Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Courtyard Delayed Draw Commitment”). The KeyBank Bridge Borrowers utilized the Courtyard Initial Loan for the purpose of funding a portion of the purchase price for the Courtyard Property. The Courtyard Delayed Draw Commitment was utilized primarily to fund the costs and expenses associated with the Memory Care Expansion. The Courtyard Property contained developable land that was developed for an additional 23 units of memory care (the “Memory Care Expansion”).

On October 9, 2018, we received approval from the lender under the Freddie Mac Courtyard Loan to commence construction on the Memory Care Expansion at the Courtyard Property. In connection with this approval: (i) we drew approximately $2.5 million under the Courtyard Delayed Draw Commitment in order to fund certain construction reserves required by our lender and (ii) we executed a guaranty of completion which provides such lender with an absolute, unconditional and irrevocable guaranty by us for the completion of the construction. As of December 31, 2019, we have made approximately $10.0 million of additional draws to fund construction.  On November 4, 2019, we completed construction of the Memory Care Expansion. We do not expect to have additional draws under the Courtyard Delayed Draw Commitment. We are required to pay, on a quarterly basis, an unused commitment fee equal to 0.35% per annum of the average daily unused amount of the Courtyard Delayed Draw Commitment.

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended, based on their terms to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. On February 27, 2020, we amended the Courtyard Bridge Loans such that the loan maturity date was further extended to April 30, 2021 and certain of the covenants were revised accordingly. The Company expects to be able to satisfy the Courtyard Bridge Loans through the required payments or to refinance the loan prior to its maturity. In the event the loans are not fully satisfied or refinanced prior to its scheduled maturity, the KeyBank Bridge Borrowers are obligated to satisfy the loans, as discussed above.

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which totaled approximately 5.80% as of December 31, 2019. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (iii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of December 31, 2019:

2020	$527,944
2021	47,795,604	(1)
2022	1,011,295
2023	1,680,592
2024	54,751,707
2025 and thereafter	104,454,342
Total payments	210,221,484
Non-revolving debt issuance costs, net	(1,802,675)
Total	$208,418,809

(1)

On February 27, 2020, we amended the KeyBank Bridge Loans to extend the maturity date of the loans to April 30, 2021. The KeyBank Bridge Loans have been reflected in the above table assuming that the outstanding principal is paid off at the maturity of the loan. Please see Note 10 – Subsequent Events for additional detail.

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

In addition to the Unit Purchase Agreement, we and our Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second Amended and Restated Limited Partnership Agreement”) and Amendment No. 1 to the Second and Amended and Restated Limited Partnership Agreement (the “Amendment”). The Second Amended and Restated Limited Partnership Agreement authorized the issuance of additional classes of units of limited partnership interest in the Operating Partnership and sets forth other necessary corresponding changes. All other terms of the Second Amended and Restated Limited Partnership Agreement remained substantially the same. Such terms continue to be included in the Third Amended and Restated Limited Partnership Agreement, as amended.

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

December 31, 2019

our Operating Partnership and therefore, any cash we have to pay distributions otherwise may be used to pay distributions to the holder of such preferred units first.

The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. Pursuant to the amendment of the KeyBank Bridge Loans on February 27, 2020, we are currently restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until the KeyBank Bridge Loans are repaid. The redemption price (“Redemption Price”) for the Preferred Units is equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption.

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

The Preferred Investor has not made any additional investments in the year ended December 31, 2019. As of December 31, 2019 and 2018, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $1.3 million and $0.3 million, respectively.

Note 6. Segment Disclosures

For the years ended December 31, 2019 and 2018 we operated in two reportable business segments: (i) student housing and (ii) senior housing. For the year ended December 31, 2017 we only had one segment, student housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	Student Housing		Senior Housing		Corporate and Other		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Leasing and leasing related revenues	$7,616,750	$8,422,326	$25,459,624	$12,879,072	$—	$—	$33,076,374	$21,301,398
Other revenues	—	—	695,687	2,071,324	—	—	695,687	2,071,324
Property operating expenses	(3,969,067)	(4,252,853)	(16,936,958)	(9,534,673)	—	—	(20,906,025)	(13,787,526)
Net operating income	3,647,683	4,169,473	9,218,353	5,415,723	—	—	12,866,036	9,585,196
Property operating expenses - affiliates	949,266	672,831	1,825,355	874,990	—	—	2,774,621	1,547,821
General and administrative	—	—	—	—	2,328,994	1,822,190	2,328,994	1,822,190
Depreciation	3,323,668	3,250,047	4,753,348	2,640,712	13,685	7,524	8,090,701	5,898,283
Intangible amortization expense	—	3,743,639	7,283,174	4,283,892	—	—	7,283,174	8,027,531
Acquisition expenses – affiliates	—	—	—	154,136	—	—	-	154,136
Other property acquisition expenses	—	—	—	323,906	—	—	-	323,906
Interest expense	2,141,400	2,141,400	8,081,169	4,543,730	—	—	10,222,569	6,685,130
Interest expense – debt issuance costs	105,982	68,126	622,619	705,229	—	—	728,601	773,355
Other	(9,810)	(1,598)	2,619	67,459	22,859	7,764	15,668	73,625
Net loss	$(2,862,823)	$(5,704,972)	$(13,349,931)	$(8,178,331)	$(2,365,538)	$(1,837,478)	$(18,578,292)	$(15,720,781)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The following table summarizes our total assets by segment:

Segments	December 31, 2019	December 31, 2018
Student housing	$92,162,808	$94,593,010
Senior housing	172,487,550	174,210,522
Corporate and Other	8,428,049	9,166,083
Total assets	$273,078,407	$277,969,615

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

December 31, 2019

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2019 our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into an Advisor Funding Agreement (the “Advisor Funding Agreement”) by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor has agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses is expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us if the organization and offering expenses exceed the 1% estimate being funded by our Advisor. Conversely, we must reimburse our Advisor to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor. As of December 31, 2019, we have raised approximately $8.6 million in gross offering proceeds from the sale of Class Y and Z shares, and have received funding from our Advisor of approximately $0.5 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares.

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

As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering, and on July 10, 2019, we commenced offering Class Y shares and Class Z shares. Pursuant to the Dealer Manager Agreement, we pay our Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the primary portion of the offering. However, as described above, our Advisor has agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold, subject to certain limitations. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering. Our Dealer Manager will also receive an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

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

December 31, 2019

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

December 31, 2019

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2019 and 2018, as well as any related amounts payable as of December 31, 2019 and 2018:

	Year Ended December 31, 2018			Year Ended December 31, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$798,899	$550,938	$371,386	$1,285,248	$859,028	$797,606
Transfer Agent expenses	107,473	58,000	49,473	88,973	—	138,446
Asset management fees(1)	1,303,198	262,347	1,082,522	2,302,206	—	3,384,728
Property management oversight fees	244,623	44,336	200,287	470,572	—	670,859
Acquisition expenses	154,311	154,311	—	—	—	—
Capitalized
Debt issuance costs	357,025	390,907	—	—	—	—
Acquisition expenses	3,180,000	1,200,000	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Selling commissions	894,118	926,278	—	344,424	336,924	7,500
Dealer Manager fees	511,522	527,342	—	296,419	288,919	7,500
Stockholder servicing fees and dealer manager servicing fees(2)	47,955	1,009	46,946	389,820	19,625	417,141
Offering costs	913,383	406,331	507,052	207,516	—	714,568
Total	$8,512,507	$4,521,799	$4,237,666	$5,385,178	$1,504,496	$8,118,348

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

December 31, 2019

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

Note 8. Commitments and Contingencies

Property Management

Our student housing properties are managed by a third-party student housing manager. Pursuant to our property management agreements, we pay a monthly management fee, plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. We also pay a construction management fee for certain construction management services.  The property management agreements have a one year term and automatically renew for successive one year periods thereafter, unless we or the third-party student housing manager provides prior written notice at least 30 days prior to the expiration of the term. The agreements are also subject to other customary termination provisions.

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

Share Redemption Programs

We established a share redemption program in connection with the Private Offering (the “Private Offering Share Redemption Program”) which enabled stockholders to sell their shares to us in limited circumstances. In connection with the Public Offering, we amended the Private Offering Share Redemption Program (as further amended, the “Share Redemption Program”). Stockholders generally have to hold shares for one year before submitting a redemption request; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. The number of shares eligible to be redeemed pursuant to the Share Redemption Program is limited as follows: 1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year; and 2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of shares under

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

our Distribution Reinvestment Plan. We may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the foregoing terms of our share redemption program and we have sufficient funds available to fund such redemption. We are not obligated to redeem shares under the share redemption program.

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

Beginning July 10, 2020, the redemption price per share for Class A shares purchased in the Primary Offering (and associated DRP shares) shall be equal to the amount paid for such shares.

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

December 31, 2019

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the year ended December 31, 2019 we received redemption requests for approximately $288,000 (approximately 37,000 shares) of which approximately $258,000 (approximately 33,500 shares) were fulfilled during the year ended December 31, 2019, with the remaining $30,000 (approximately 3,500 shares) included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. For the year ended December 31, 2018, we received redemption requests for approximately $15,000 (approximately 2,000 shares) which were fulfilled in January 2019.

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

Note 9. Declaration of Distributions

On December 12, 2019, our board of directors declared a daily distribution rate for the first quarter of 2020 of $0.0016934426 per day per share on the outstanding shares of common stock payable to stockholders of record as shown on our books at the close of business on each day during the period~~,~~ commencing on January 1, 2020 and continuing on each day thereafter through and including March 31, 2020. Such distributions payable to each stockholder of record during a month will be paid the following month. In connection with this distribution, for the stockholders of Class Y shares, after the stockholder servicing fee is paid, approximately $0.0014393 per day will be paid per Class Y share; for the stockholders of Class Z shares, after the dealer manager servicing fee is paid, approximately $0.0015664 per day will be paid per Class Z share; for the stockholders of the Class T shares, after the stockholder servicing fee is paid, approximately $0.0014202 per day will be paid per Class T share; and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.0015650 per day will be paid per Class W share.

Note 10. Subsequent Events

Public Offering Status

As of March 16, 2020, we had sold approximately 1.1 million shares of Class Y Common stock, and approximately 0.2 million shares of Class Z Common stock, and raised additional gross offering proceeds of $11.8 million in our Primary Offering.

KeyBank Bridge Loans

On February 27, 2020, the KeyBank Bridge Borrowers entered into an amendment to the KeyBank Bridge Loans. The amendment (the “Fourth Amendment”) to the KeyBank Bridge Loans extended the maturity date of the Utah Bridge Loan and Courtyard Bridge Loans from April 30, 2020 to April 30, 2021 and also revised certain financial loan covenants. The Fourth Amendment also restricts us from paying distributions on our Preferred Units or redeeming such Preferred Units until the KeyBank Bridge Loans are repaid. KeyBank also has no further obligation to fund any Additional Loans or any Portland Delayed Draw Loans (as those terms are defined in the KeyBank Bridge Loans).

Novel Coronavirus (COVID-19) Update

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

infections have been reported globally, including in the United States and in some of the markets in which we operate.  Our rental revenue and operating results depend significantly on the occupancy levels at our properties. While we have not seen a significant impact on our occupancy resulting from the COVID-19 outbreak as of the date of this report, if the outbreak causes weakness in national, regional and local economies that could negatively impact our occupancy levels and/or increase bad debts, or there is an outbreak that directly impacts one of our properties, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2019

			Initial Cost to Company				Gross Carrying Amount at December 31, 2019
Description	ST	Encumbrance	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total		Accumulated Depreciation	Date of Construction	Date Acquired
Fayetteville	AR	$29,500,000	$4,903,000	$48,477,000	$53,380,000	$557,747	$4,903,000	$49,034,747	$53,937,747		$(4,348,999)	2016	6/28/2017
Tallahassee	FL	23,500,000	3,780,000	41,064,000	44,844,000	85,855	3,780,000	41,149,855	44,929,855		(3,500,774)	2017	9/28/2017
Wellington	UT	28,709,000	2,520,000	43,567,489	46,087,489	322,388	2,520,000	43,889,877	46,409,877		(2,461,146)	1999	2/23/2018
Cottonwood Creek	UT	9,337,000	3,026,000	12,327,209	15,353,209	302,384	3,026,000	12,629,593	15,655,593		(855,751)	1982	2/23/2018
Charleston	UT	8,859,000	763,000	11,533,180	12,296,180	140,306	763,000	11,673,486	12,436,486		(742,239)	2005	2/23/2018
Courtyard	OR	63,200,000	5,696,000	77,657,563	83,353,563	12,017,624	5,696,000	89,675,187	95,371,187		(3,334,924)	1992-2019	8/31/2018
Total		$163,105,000	$20,688,000	$234,626,441	$255,314,441	$13,426,304	$20,688,000	$248,052,745	$268,740,745	(1)	$(15,243,833)

(1)	The aggregate cost of real estate for United States federal income tax purposes is $294,427,502.
(2)	Building and improvements include land improvements and furniture, fixtures and equipment.

S-1

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019, 2018 and 2017

Activity in real estate facilities during 2019, 2018 and 2017 was as follows:

	2019	2018	2017
Real estate facilities
Balance at beginning of year	$256,042,603	$98,258,516	$—
Facility acquisitions	—	157,090,441	98,224,000
Additions - Student	274,161	334,925	34,516
Additions - Senior	12,423,981	358,721	—
Balance at end of year	$268,740,745	$256,042,603	$98,258,516
Accumulated depreciation
Balance at beginning of year	$(7,153,132)	$(1,254,849)	$—
Depreciation expense	(8,090,701)	(5,898,283)	(1,254,849)
Balance at end of year	$(15,243,833)	$(7,153,132)	$(1,254,849)
Construction in process
Balance at beginning of year	$2,333,331	$—	$—
Additions	10,563,033	3,026,977	—
Assets placed into service	(12,698,142)	(693,646)	—
Balance at end of year	$198,222	$2,333,331	$—
Real estate facilities, net	$253,695,134	$251,222,802	$97,003,667

S-2