Form 10-Q
period 2020-03-31
Strategic Student & Senior Housing Trust, Inc.
filed 2020-05-14
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of novel coronavirus (COVID-19), military actions, and terrorist attacks.  The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	233,037,288	232,934,499
Site improvements	4,259,917	4,259,917
Furniture, fixtures and equipment	11,000,669	10,858,329
	268,985,874	268,740,745
Accumulated depreciation	(17,401,443)	(15,243,833)
	251,584,431	253,496,912
Construction in process	129,266	198,222
Real estate facilities, net	251,713,697	253,695,134
Cash and cash equivalents	8,840,376	7,511,103
Restricted cash	1,073,879	3,555,542
Other assets	3,694,126	3,870,696
Intangible assets, net	3,491,032	4,445,932
Total assets	$268,813,110	$273,078,407
LIABILITIES AND EQUITY
Debt, net	$206,148,381	$208,418,809
Accounts payable and accrued liabilities	3,719,708	4,215,397
Due to affiliates	8,742,939	8,118,348
Distributions payable	2,244,988	1,965,244
Total liabilities	220,856,016	222,717,798
Commitments and contingencies (Note 8)
Redeemable common stock	5,349,468	4,723,961
Preferred equity in our Operating Partnership	10,146,187	10,142,303
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,622,807 and 11,565,901 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	11,622	11,566
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 and 76,991 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	78	77
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 and 85,198 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	87	86
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 and 768,611 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,122	768
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 and 159,070 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	167	159
Additional paid-in capital	96,614,981	93,609,304
Distributions	(17,197,451)	(15,238,571)
Accumulated deficit	(45,905,207)	(41,837,130)
Total Strategic Student & Senior Housing Trust, Inc. equity	33,525,399	36,546,259
Noncontrolling interests in our Operating Partnership	(1,063,960)	(1,051,914)
Total equity	32,461,439	35,494,345
Total liabilities and equity	$268,813,110	$273,078,407

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Leasing and related revenues – student	$1,834,471	$2,023,952
Leasing and related revenues – senior	6,899,128	6,357,376
Total revenues	8,733,599	8,381,328
Operating expenses:
Property operating expenses – student	955,454	985,000
Property operating expenses – senior	4,564,294	4,013,440
Property operating expenses – affiliates	714,252	690,927
General and administrative	465,477	608,205
Depreciation	2,157,610	1,982,769
Intangible amortization expense	954,900	1,837,073
Total operating expenses	9,811,987	10,117,414
Operating loss	(1,078,388)	(1,736,086)
Other income (expense):
Interest expense	(2,561,387)	(2,585,597)
Interest expense – debt issuance costs	(119,950)	(197,573)
Other	(53,011)	18,847
Net loss	(3,812,736)	(4,500,409)
Less: Distributions to preferred unitholders in our Operating Partnership	(259,553)	(238,240)
Less: Accretion of preferred equity costs	(3,884)	(11,649)
Net loss attributable to the noncontrolling interests in our Operating Partnership	8,096	9,517
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(4,068,077)	$(4,740,781)
Net loss per Class A share – basic and diluted	$(0.32)	$(0.42)
Net loss per Class T share – basic and diluted	$(0.32)	$(0.42)
Net loss per Class W share – basic and diluted	$(0.32)	$(0.42)
Net loss per Class Y share – basic and diluted	$(0.32)	$—
Net loss per Class Z share – basic and diluted	$(0.32)	$—
Weighted average Class A shares outstanding – basic and diluted	11,586,922	11,211,762
Weighted average Class T shares outstanding – basic and diluted	77,306	39,480
Weighted average Class W shares outstanding – basic and diluted	85,379	62,657
Weighted average Class Y shares outstanding – basic and diluted	969,848	—
Weighted average Class Z shares outstanding – basic and diluted	162,930	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2018	11,122,135	$11,122	36,299	$36	43,996	$44	—	$—	—	$—	$83,533,060	$(7,981,638)	$(22,263,678)	$53,298,946	$(994,023)	$52,304,923	$10,095,708	$2,659,654
Gross proceeds from issuance of common stock	159,655	160	15,500	16	22,872	23	—	—	—	—	1,993,183	—	—	1,993,382	—	1,993,382	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(425,357)	—	—	(425,357)	—	(425,357)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	6,470	—	—	6,470	—	6,470	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(565,651)	—	—	(565,651)	—	(565,651)	—	565,651
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,600)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,726,681)	—	(1,726,681)	—	(1,726,681)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,690)	(2,690)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(238,240)	—
Issuance of shares for distribution reinvestment plan	57,271	57	220	—	184	—	—	—	—	—	565,594	—	—	565,651	—	565,651	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	4,406	—	—	4,406	—	4,406	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,740,781)	(4,740,781)	—	(4,740,781)	238,240	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,517)	(9,517)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,649	—
Balance as of March 31, 2019	11,339,061	$11,339	52,019	$52	67,052	$67	—	$—	—	$—	$85,111,705	$(9,708,319)	$(27,004,459)	$48,410,385	$(1,006,230)	$47,404,155	$10,107,357	$3,176,705
Balance as of December 31, 2019	11,565,901	$11,566	76,991	$77	85,198	$86	768,611	$768	159,070	$159	$93,609,304	$(15,238,571)	$(41,837,130)	$36,546,259	$(1,051,914)	$35,494,345	$10,142,303	$4,723,961
Gross proceeds from issuance of common stock	—	—	—	—	—	—	349,320	349	6,989	7	3,313,317	—	—	3,313,673	—	3,313,673	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(559,004)	—	—	(559,004)	—	(559,004)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	245,557	—	—	245,557	—	245,557	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(625,507)	—	—	(625,507)	—	(625,507)	—	625,507
Redemptions of common stock	(3,544)	(4)	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,958,880)	—	(1,958,880)	—	(1,958,880)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,950)	(3,950)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(259,553)	—
Issuance of shares for distribution reinvestment plan	60,450	60	607	1	350	1	5,418	5	435	1	625,439	—	—	625,507	—	625,507	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,875	—	—	5,875	—	5,875	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,068,077)	(4,068,077)	—	(4,068,077)	259,553	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,096)	(8,096)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,884	—
Balance as of March 31, 2020	11,622,807	$11,622	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$96,614,981	$(17,197,451)	$(45,905,207)	$33,525,399	$(1,063,960)	$32,461,439	$10,146,187	$5,349,468

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,812,736)	$(4,500,409)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,112,510	3,819,842
Amortization of debt issuance costs	119,950	197,573
Stock based compensation expense related to issuance of restricted stock	5,875	4,406
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	171,631	188,449
Accounts payable and accrued liabilities	(552,774)	146,034
Due to affiliates	495,291	959,064
Net cash (used in) provided by operating activities	(460,253)	814,959
Cash flows from investing activities:
Additions to real estate	(403,682)	(2,613,127)
Net cash used in investing activities	(403,682)	(2,613,127)
Cash flows from financing activities:
Proceeds from issuance of KeyBank Bridge Loans	—	1,980,368
Principal payments of KeyBank Bridge Loans	(2,099,934)	—
Scheduled principal payments of mortgage loans	(49,144)	—
Debt issuance costs	(260,083)	(70,496)
Gross proceeds from issuance of common stock	3,313,677	1,915,068
Redemptions of common stock	(30,392)	(15,300)
Offering costs	(91,004)	(173,112)
Reimbursement of offering costs by Advisor	245,557	—
Distributions paid to common stockholders	(1,313,182)	(1,151,951)
Distributions paid to Operating Partnership unitholders	(3,950)	(2,690)
Net cash (used in) provided by financing activities	(288,455)	2,481,887
Net change in cash, cash equivalents, and restricted cash	(1,152,390)	683,719
Cash, cash equivalents, and restricted cash, beginning of period	11,066,645	11,272,611
Cash, cash equivalents, and restricted cash, end of period	$9,914,255	$11,956,330
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,590,475	$2,573,761
Interest capitalized	$—	$30,029
Additions to debt issuance costs included in accounts payable and accrued liabilities	$—	$135,000
Additions to real estate facilities included in accounts payable and accrued liabilities	$63,916	$805,263
Proceeds from issuance of common stock previously in accounts payable and accrued liabilities	$—	$73,900
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$478,776	$241,360
Distributions payable	$935,479	$837,693
Redemptions of common stock included in accounts payable and accrued liabilities	$—	$48,600
Issuance of shares pursuant to distribution reinvestment plan	$625,507	$565,651

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results.  Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders.

As of March 31, 2020, prior to suspension of our Primary Offering, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

While the Company was formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. As of March 31, 2020, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of March 31, 2020, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Our Dealer Manager is responsible for marketing our shares offered pursuant to our offerings. Please see Note 7 – Related Party Transactions for additional detail. On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager.  See Note 9 – Subsequent Events.

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

As of March 31, 2020, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. Accordingly, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2020 and 2019, we did not acquire any properties or incur any acquisition-related transaction costs.

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

The majority of our revenues are derived from lease and lease related revenues, and the majority of such revenue is not subject to the revenue recognition guidance (“ASC Topic 606”) under GAAP. The revenues derived from our leases are accounted for pursuant to ASU 2016-02, “Leases (ASC Topic 842).” ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. We adopted ASU 2016-02 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements, and its adoption did not have a material impact on our consolidated financial statements.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2020 and December 31, 2019, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $18.8 and $17.8 million, respectively.

The total additional estimated future amortization expense of intangible assets recognized as of March 31, 2020 will be approximately $2.9 million, and $0.6 million for the years ending 2020 and 2021, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.9 million as of March 31, 2020 and approximately $1.8 million as of December 31, 2019.

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

Redeemable Common Stock

In connection with the Private Offering, we adopted a share redemption program (the “Private Offering Share Redemption Program”) that enabled stockholders to sell their shares to us in limited circumstances, and in connection with the Public Offering, we amended the Private Offering Share Redemption Program (the “Share Redemption Program”). On March 30, 2020, our board of directors approved the suspension of our Share Redemption Program. Please see Note 8 – Commitments and Contingencies – Share Redemption Program for additional details.

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

The table below summarizes our fixed rate debt payable at March 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$171,425,000	$161,434,338	$169,532,000	$161,422,833

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the three months ended March 31, 2020:

Real estate facilities
Balance at December 31, 2019	$268,740,745
Additions - Student	10,063
Additions - Senior	235,066
Balance at March 31, 2020	$268,985,874
Accumulated depreciation
Balance at December 31, 2019	$(15,243,833)
Depreciation expense	(2,157,610)
Balance at March 31, 2020	$(17,401,443)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	March 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Utah Freddie Mac mortgage loans (2)	46,855,856	46,905,000	5.06%	2/23/2028
Courtyard Freddie Mac mortgage loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	5,535,595	7,635,529	4.98%	4/30/2021
Courtyard Initial Bridge Loan (4)	27,000,000	27,000,000	4.98%	4/30/2021
Courtyard Delayed Draw Commitment (4)	12,480,955	12,480,955	4.98%	4/30/2021
Debt issuance costs, net	(1,924,025)	(1,802,675)
Total debt	$206,148,381	$208,418,809

(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.

(2)

Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3)	Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.
(4)	The variable rate reflected in the table was the rate in effect as of March 31, 2020.

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

The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan such that (i) the loan maturity date was extended to April 30, 2020, (ii) our Sponsor became an additional borrower, (iii) the collateral was amended to include a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. On February 27, 2020, we amended the Utah Bridge Loan such that the loan maturity date was further extended to April 30, 2021 and certain of the covenants were revised accordingly. If the KeyBank Bridge Borrowers are unable to satisfy the Utah Bridge Loan through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the Utah Bridge Loan pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to foreclose on the collateral securing the Utah Bridge Loan, as discussed below.

The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 4.98% as of March 31, 2020. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding. As of March 31, 2020, KeyBank consented to our retention of approximately $7.1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan. As of March 31, 2020, we were in compliance with the covenant requirements of the Utah Bridge Loan.

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

Pursuant to the terms of the Courtyard Bridge Loans, the Utah Bridge Loan was amended to add two additional tranches: (i) an initial loan of $27 million (the “Courtyard Initial Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Courtyard Delayed Draw Commitment”). The KeyBank Bridge Borrowers utilized the Courtyard Initial Loan for the purpose of funding a portion of the purchase price for the Courtyard Property. The Courtyard Property contained developable land which was developed for an additional 23 units of memory care (the “Memory Care Expansion”). The Courtyard Delayed Draw Commitment was primarily used to fund the costs and expenses associated with the Memory Care Expansion.

On November 4, 2019, we completed construction of the Memory Care Expansion. As of March 31, 2020, there is approximately $12.5 million outstanding on the Courtyard Delayed Draw Commitment.

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended, based on their terms to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. On February 27, 2020, we amended the Courtyard Bridge Loans such that the loan maturity date was extended to April 30, 2021 and certain of the covenants were revised accordingly. If the KeyBank Bridge Borrowers are unable to satisfy the Courtyard Bridge Loans through the required payments or to refinance the loans prior to maturity, the Company would be obligated to repay the Courtyard Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to foreclose on the collateral securing the Courtyard Bridge Loans, as discussed below.

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which totaled approximately 4.98% as of March 31, 2020.

Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (iii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding KeyBank Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor and Sponsor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. As of March 31, 2020, we were in compliance with the covenant requirements of the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of March 31, 2020:

2020	$478,801
2021	45,695,669
2022	1,011,295
2023	1,680,592
2024	54,751,707
2025 and thereafter	104,454,342
Total payments	208,072,406
Non-revolving debt issuance costs, net	(1,924,025)
Total	$206,148,381

The KeyBank Bridge Loans have a maturity date of April 30, 2021 and contain certain financial covenants.  As of March 31, 2020, we were in compliance with such financial covenants. However, as a result of the suspension of our Primary Offering and the potential adverse financial impact to our properties due to the COVID-19 pandemic, we anticipate we may not be in compliance with certain financial covenants in future periods.  Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to foreclose on the collateral securing the KeyBank Bridge Loans, as discussed above.

If necessary, we will request that our lender (KeyBank) grant covenant relief, as well as extend the maturity date of the loans. If we are unable to obtain covenant relief or extend the maturity date of the loans, we plan to seek other sources of financing with a different lender. Alternatively, we could also sell one or more of the properties we currently own to generate proceeds that could be used to satisfy these loans.

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

The Preferred Investor has not made any additional investments in the three months ended March 31, 2020 or in the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $1.6 million and $1.3 million, respectively.

Note 6. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	Student Housing		Senior Housing		Corporate and Other		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Leasing and leasing related revenues	$1,834,471	$2,023,952	$6,729,599	$6,204,954	$—	$—	$8,564,070	$8,228,906
Other revenues	—	—	169,529	152,422	—	—	169,529	152,422
Property operating expenses	(955,454)	(985,000)	(4,564,294)	(4,013,440)	—	—	(5,519,748)	(4,998,440)
Net operating income	879,017	1,038,952	2,334,834	2,343,936	—	—	3,213,851	3,382,888
Property operating expenses - affiliates	237,098	238,249	477,154	452,678	—	—	714,252	690,927
General and administrative	—	—	—	—	465,477	608,205	465,477	608,205
Depreciation	832,565	823,049	1,321,449	1,156,782	3,596	2,938	2,157,610	1,982,769
Intangible amortization expense	—	—	954,900	1,837,073	—	—	954,900	1,837,073
Interest expense	535,350	535,350	2,026,037	2,050,247	—	—	2,561,387	2,585,597
Interest expense – debt issuance costs	26,496	26,496	93,454	171,077	—	—	119,950	197,573
Other	—	(2,001)	370	962	52,641	(17,808)	53,011	(18,847)
Net loss	$(752,492)	$(582,191)	$(2,538,530)	$(3,324,883)	$(521,714)	$(593,335)	$(3,812,736)	$(4,500,409)

The following table summarizes our total assets by segment:

Segments	March 31, 2020	December 31, 2019
Student housing	$91,017,586	$92,162,808
Senior housing	167,516,183	172,487,550
Corporate and Other	10,279,341	8,428,049
Total assets	$268,813,110	$273,078,407

Note 7. Related Party Transactions

Fees to Affiliates

On January 27, 2017, in connection with the Private Offering, we entered into an advisory agreement with our Advisor (the “Private Offering Advisory Agreement”) and a dealer manager agreement with our Dealer Manager (the “Private Offering Dealer Manager Agreement”) which entitled our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Private Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us. In connection with our Public Offering, we entered into an amended and restated advisory agreement (as amended, the “Advisory Agreement”) and a new dealer manager agreement (as amended, the “Dealer Manager Agreement”). On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager.  See Note 9 – Subsequent Events.

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

Organization and Offering Costs

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Primary Offering, provided, however, that our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares.  Our Advisor has also agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares, provided, however, that our Advisor may cease paying such amounts in its sole discretion, as described in more detail below. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) to be paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminates to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor.

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2020, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into an Advisor Funding Agreement (the “Advisor Funding Agreement”) by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor has agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses is expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us if the organization and offering expenses exceed the 1% estimate being funded by our Advisor. Conversely, we must reimburse our Advisor to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor. As of March 31, 2020, prior to the suspension of our Primary Offering, we have raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Z shares, and have received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares.

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

As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering, and on July 10, 2019, we commenced offering Class Y shares and Class Z shares. On March 30, 2020, our board of directors approved the suspension of our Primary Offering.  Pursuant to the Dealer Manager Agreement, we pay our Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the primary portion of the offering. However, as described above, our Advisor has agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold, subject to certain limitations. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the

Class T shares and Class Y shares sold in the Primary Offering. Our Dealer Manager will also receive an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

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

On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager.  See Note 9 – Subsequent Events.

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

It is the duty of our board of directors to evaluate the performance of our Transfer Agent. Fees paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

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

Property Managers

Pursuant to our Advisory Agreement, our Advisor is responsible for overseeing any third party property managers or operators and may delegate such responsibility to its affiliates. Our Advisor has assigned such oversight responsibilities to our Property Manager. Currently, we expect to rely on third party property managers and senior living operators to manage and operate our properties. We pay our Property Manager an oversight fee equal to 1% of the gross revenues attributable to such properties; provided, however, that our Property Manager will receive an oversight fee equal to 1.5% of the gross revenues attributable to any senior housing property other than such properties that are leased to third party tenants under triple-net or similar lease structures. In the event any of our properties are managed directly by our Property Manager, we will pay our Property Manager a property management fee that is approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in such transaction, as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2019 and the three months ended March 31, 2020, as well as any related amounts payable as of December 31, 2019 and March 31, 2020:

	Year Ended December 31, 2019			Three Months Ended March 31, 2020
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,285,248	$859,028	$797,606	$210,180	$463,057	$544,729
Transfer Agent expenses	88,973	—	138,446	28,612	—	167,058
Asset management fees	2,302,206	—	3,384,728	592,502	—	3,977,230
Property management oversight fees	470,572	—	670,859	121,750	—	792,609
Capitalized
Acquisition expenses	—	—	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Selling commissions	344,424	336,924	7,500	97,460	104,960	—
Dealer Manager fees	296,419	288,919	7,500	97,460	104,960	—
Stockholder servicing fees and dealer manager servicing fees(1)	389,820	19,625	417,141	110,810	24,578	503,373
Offering costs	207,516	—	714,568	63,372	-	777,940
Total	$5,385,178	$1,504,496	$8,118,348	$1,322,146	$697,555	$8,742,939

(1)

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

Distribution Reinvestment Plans

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. On May 1, 2018, we amended and restated the Private Offering Distribution Reinvestment Plan in connection with the Public Offering to establish the purchase price per share under the distribution reinvestment plan of our Class A, Class T, and Class W shares. On June 21, 2019, our board of directors further amended and restated the distribution reinvestment plan (the “Distribution Reinvestment Plan”), effective as of July 13, 2019, to include, as eligible participants, stockholders holding Class Y shares of our common stock and stockholders holding Class Z shares of our common stock, and to state that the purchase price for shares pursuant to the Distribution Reinvestment Plan shall be $9.30 per share for all classes of shares. No sales commissions or dealer manager fees are paid with respect to the sale of such shares. We may amend or terminate the Distribution Reinvestment Plan for any reason at any time upon 10 days’ prior written notice to stockholders. On March 30, 2020, our board of directors approved the suspension of our distributions; during such suspension, no distributions will be reinvested pursuant to the Distribution Reinvestment Plan.

Share Redemption Programs

We established a share redemption program in connection with the Private Offering (the “Private Offering Share Redemption Program”) which enabled stockholders to sell their shares to us in limited circumstances. In connection with the Public Offering, we amended the Private Offering Share Redemption Program (as further amended, the “Share Redemption Program”). Our board of directors may amend, suspend or terminate the Share Redemption Program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.  In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, we were not able to honor any redemption requests made for the quarter ended March 31, 2020, during which we received redemption requests for approximately $210,000 (approximately 25,700 shares). Also, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020.

There are several restrictions under the Share Redemption Program.  Stockholders generally have to hold shares for one year before submitting a redemption request; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. The number of shares eligible to be redeemed pursuant to the Share Redemption Program is limited as follows: 1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year; and 2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of shares under our Distribution Reinvestment Plan. We may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the foregoing terms of our share redemption program and we have sufficient funds available to fund such redemption. We are not obligated to redeem shares under the share redemption program.

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

As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount an investor paid for their shares or the price per share in the current offering, as applicable. If we are no longer engaged in an offering, the Redemption Amount will be determined by our board of directors. In addition, any such shares redeemed in connection with the death or a qualifying disability of a stockholder (but not due to bankruptcy or commitment to a long-term care facility) may be redeemed at a redemption price equal to the price actually paid for the shares, and only if we are notified of the redemption request within one year of the death or qualifying disability. Beginning July 10, 2020, if the redemption plan is reinstated, the redemption price per share for Class A shares purchased in the Primary Offering (and associated DRP shares) shall be equal to the amount paid for such shares.

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

For the year ended December 31, 2019 we received redemption requests for approximately $288,000 (approximately 37,000 shares) of which approximately $258,000 (approximately 33,500 shares) were fulfilled during the year ended December 31, 2019, with the remaining $30,000 (approximately 3,500 shares) fulfilled in January 2020.

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

Note 9. Subsequent Events

Termination of Dealer Manager Agreement

On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 global health crisis as a pandemic. Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic.  We have implemented actions to protect our residents, as well as to maintain our financial health and liquidity and are actively monitoring the impact of the pandemic on our business.  While the effects of the COVID-19 pandemic did not significantly impact our operating results for the three months ended March 31, 2020, we anticipate our business and results of operations will be negatively impacted in the second quarter of 2020. The extent and duration to which our operations will be impacted is currently uncertain and cannot be accurately estimated.

Forbearance Agreement

As previously disclosed in Note 4 - Debt, we, through a property-owning special purpose entity wholly-owned by us that owns Cottonwood Creek (the “Cottonwood Borrower”), entered into a mortgage loan in the principal amount of $9,337,000 (the “Freddie Mac Loan”) with KeyBank National Association as a Freddie Mac Multifamily Approved Seller/Servicer (the “Freddie Mac Lender”) for the purpose of funding a portion of the purchase price for Cottonwood Creek.

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement (the “Forbearance Agreement”) with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Loan. Pursuant to the Forbearance Agreement, the Servicers have agreed to a forbearance of three (3) consecutive monthly installments of principal, interest, and certain deposits otherwise due (the “Forbearance Period Total”), effective with the monthly installment due on May 1, 2020. The Forbearance Period Total will be repaid without additional interest or prepayment premiums in no more than twelve (12) equal monthly installments, remitted together with each regularly scheduled monthly installment commencing with the first (1st) monthly installment due after the end of the Forbearance Period (the “Repayment Period”). The Forbearance Agreement may be terminated by the Freddie Mac Lender if the Cottonwood Borrower fails to meet certain conditions set forth in the Forbearance Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report, as well as with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results.  Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders.

As of March 31, 2020, prior to suspension of our Primary Offering, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

As of March 31, 2020 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of March 31, 2020, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$624	198	589	77.8%
Tallahassee	September 28, 2017	August 2017	Florida State University	751	125	434	93.1%
Total				$683	323	1,023	84.3%

(1)	Calculated based on our base rental revenue earned during the three months ended March 31, 2020 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of March 31, 2020.

Senior Housing

As of March 31, 2020, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)(3)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,779	119	98.3%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,627	112	80.4%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	3,941	64	92.2%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,450	309	87.1%
Total				$4,325	604	88.6%

(1)	Calculated based on our revenue earned during the three months ended March 31, 2020 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of March 31, 2020.
(3)	Beginning November 4, 2019, the total rentable units at our Courtyard Property includes the additional 23 units from the completed Memory Care Expansion.

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

Results of Operations

Overview

As of March 31, 2020, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments to institute quarantines, "shelter in place" rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. We have implemented precautionary and protective measures intended to help ensure the well-being of our residents and staff at our student and senior housing properties.

At our student housing properties, all community events and in-person property tours have been suspended.  Additionally, the universities themselves have cancelled in-person classes and have commenced online classes to support social distancing. This has resulted in a portion of our residents returning home to continue their online learning. If the universities extend online-only classes to the fall 2020 semester, we anticipate the occupancy of our student housing properties will be materially and adversely affected.

At our senior housing properties, we have limited visitors to our properties to essential visitors, which includes employees, care providers and medical personnel. Also, in-person prospective resident property tours have also been suspended during this time. The protective measures implemented at our properties and the local government “stay at home” mandates have limited our ability to accept new residents, as well as influencing care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. As a result, we have begun to experience a decline in occupancy at our senior housing properties.

The effects of the COVID-19 pandemic did not significantly impact our operating results for the three months ended March 31, 2020. However, we expect the COVID-19 outbreak will materially affect our financial condition and results of operations in the second quarter of 2020, including but not limited to, our occupancy, leasing and related revenues, and additional expenses, which may include enhanced sanitization, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees) at our senior housing properties. We continue to monitor and communicate with our residents at our student and senior housing properties to assess their needs and ability to pay rent. We currently expect rent payment deferrals and incremental bad debt expense from our residents could have a potentially material impact on our leasing revenue and cash collections. The full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for the year ending December 31, 2020, is uncertain at this time.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended March 31, 2020 were approximately $1.8 million, as compared approximately $2.0 million for the three months ended March 31, 2019, a decrease of approximately $0.2 million. The decrease is primarily attributable to a decrease in rental rates at our properties.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended March 31, 2020 were approximately $6.9 million, as compared to $6.4 million for the three months ended March 31, 2019, an increase of approximately $0.5 million. The increase is primarily attributable to an increase in occupancy at our properties.

Property Operating Expenses - Student

Property operating expenses - student were approximately $1.0 million for the three months ended March 31, 2020 and 2019. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended March 31, 2020 were approximately $4.6 million, as compared to $4.0 million for the three months ended March 31, 2019, an increase of approximately $0.6 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily attributable to an increase in occupancy at our properties, as well as the Memory Care Expansion at the Courtyard Property.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $0.7 million for the three months ended March 31, 2020 and 2019. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were approximately $0.5 million, as compared to approximately $0.6 million for the three months ended March 31, 2019, a decrease of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to a lower allocation of payroll from our Sponsor. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended March 31, 2020 were approximately $3.1 million, as compared to depreciation and intangible amortization expenses for the three months ended March 31, 2019 of approximately of $3.8 million, a decrease of approximately $0.7 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our senior housing properties acquired in February 2018, which were fully amortized in 2019.

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 was approximately $2.6 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the three months ended March 31, 2020 was approximately $0.1 million, as compared to interest expense - debt issuance costs for the three months ended March 31, 2019 of approximately $0.2 million, a decrease of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

Below is information regarding our cash flows for operating, investing and financing activities for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
Net cash flow provided by (used in):
Operating activities	$(460,253)	$814,959	$(1,275,212)
Investing activities	(403,682)	(2,613,127)	2,209,445
Financing activities	(288,455)	2,481,887	(2,770,342)

Cash flows provided by and used in operating activities for the three months ended March 31, 2020 and 2019 were approximately ($0.5 million) and $0.8 million, respectively, a change of approximately $1.3 million. The decrease in cash provided by (used in) operating activities was primarily the result of reduction in working capital of approximately $1.2 million and our additional net loss, excluding depreciation and amortization of approximately $0.1 million during the three months ended March 31, 2020.

Cash flows used in investing activities for the three months ended March 31, 2020 and 2019 were approximately $0.4 million and $2.6 million, respectively, a change of approximately $2.2 million. The decrease in cash used in investing activities is primarily the result of a decrease in cash used for the additions to real estate.

Cash flows provided by and used in financing activities for the three months ended March 31, 2020 and 2019 were approximately ($0.3 million) and $2.5 million, respectively, a change of approximately $2.8 million. The decrease in cash provided by financing activities is primarily the result of a decrease in net debt inflows of approximately $4.3 million, increased cash distributions of approximately $0.2 million, offset by an increase in net proceeds related to the issuance of common stock of approximately $1.7 million.

Short-Term Liquidity and Capital Resources

Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of our cash on hand, proceeds from net cash provided by property operations, proceeds from secured or unsecured financing from banks or other lenders, forbearance on our mortgage loans, issuance of preferred units in our Operating Partnership, and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to adversely impact our future operating cash flows due to reductions of our occupancy and leasing revenue, ability to collect rent, and additional expenditures to protect our residents and staff at our properties.

The KeyBank Bridge Loans have a maturity date of April 30, 2021. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to foreclose on the collateral securing the KeyBank Bridge Loans.  See additional discussion regarding the KeyBank Bridge Loans in the Indebtedness section, below.

Distribution Policy

In order to retain cash and preserve financial flexibility in light of the impact that COVID-19 could have on our business and the uncertainty as to the ultimate severity, duration, and effects of the outbreak, on March 30, 2020, our board of directors approved the suspension of all distributions to our stockholders.

Historically, we have made distributions to our stockholders using a combination of cash flows from operations and the proceeds from the Public Offering in anticipation of additional future cash flow. As such, this reduces the amount of capital we ultimately invested in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering, if any. Though we have previously only paid cash distributions and may pay stock distributions in the future, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

If our Public Offering is resumed, we may raise capital more quickly than we acquire income-producing assets and, as a result, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from our Public Offering, if any. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Over the long-term and assuming we resume our Public Offering, we would expect that a greater percentage of our distributions would be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including epidemics and pandemics, including the outbreak of COVID-19, our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investment in our portfolio. As a result, future distributions declared and paid, if any, may exceed cash flow from operations.

Distributions are paid to our stockholders based on the record date selected by our board of directors. Prior to the suspension of our distributions, we paid distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	the performance of any lease-up, development and redevelopment properties we may acquire;
•	any significant delays in construction for development or redevelopment properties we may acquire;

•	construction defects or capital improvements; and
•	capital expenditures and reserves for such expenditures.

The following shows our distributions and the sources of such distributions for three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020		March 31, 2019
Distributions paid in cash — common stockholders	$1,313,182		$1,151,951
Distributions paid in cash — Operating Partnership unitholders	3,950		2,690
Distributions reinvested	625,507		565,651
Total distributions	$1,942,639		$1,720,292
Source of distributions
Cash flows provided by operations	$—	0.0%	$814,959	47.1%
Proceeds from our offerings	1,317,132	67.8%	339,682	20.0%
Offering proceeds from distribution reinvestment plan	625,507	32.2%	565,651	32.9%
Total sources	$1,942,639	100.0%	$1,720,292	100.0%

We did not commence paying distributions until September 2017. From our inception through March 31, 2020, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $45.9 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $36.2 million.

For the three months ended March 31, 2020, we paid total distributions of approximately $1.9 million, as compared to net loss attributable to our common stockholders of approximately $4.1 million. Net loss attributable to our common stockholders for the three months ended March 31, 2020 includes non-cash depreciation and amortization of approximately $3.1 million.

We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital. In the future, we may decide to make stock distributions or to make distributions using a combination of stock and cash in order to meet the REIT distribution requirements under the Code or otherwise.

We have not been able to and may not be able to pay distributions, solely from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in our Primary Offering, if our Primary Offering is resumed in the future. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of March 31, 2020, our total indebtedness was approximately $208.1 million, which included approximately $163.1 million in fixed rate debt and $45.0 million in variable rate debt (the KeyBank Bridge Loans). See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

The KeyBank Bridge Loans have a maturity date of April 30, 2021 and contain certain financial covenants.  As of March 31, 2020, we were in compliance with such financial covenants. However, as a result of the suspension of our Primary Offering and the potential adverse financial impact to our properties due to the COVID-19 pandemic, we anticipate we may not be in compliance with certain financial covenants in future periods.  Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments.

If necessary, we will request that our lender (KeyBank) grant covenant relief, as well as extend the maturity date of the loans. If we are unable to obtain covenant relief or extend the maturity date of the loans, we plan to seek other sources of financing with a different lender. Alternatively, we could also sell one or more of the properties we currently own to generate proceeds that could be used to satisfy these loans. If the KeyBank Bridge Borrowers are unable to refinance or satisfy the loans as described above and the Company was unable to satisfy its guaranty, KeyBank will have the right to foreclose on the collateral securing the loans.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the payment of interest and principal on our outstanding indebtedness, for the payment of operating expenses and distributions, if resumed in the future, and for property acquisitions, either directly or through entity interests, if any.

Long-term potential future sources of capital include proceeds from our Public Offering, if our Primary Offering is resumed in the future, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities, if our Primary Offering is resumed in the future, and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions, if any.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)	$55,184,119	$7,435,269	$15,946,521	$14,281,533	$17,520,796
Debt principal(1)	208,072,406	478,801	46,706,964	56,432,299	104,454,342
Total contractual obligations	$263,256,525	$7,914,070	$62,653,485	$70,713,832	$121,975,138

(1)

The required principal payments and the related interest on KeyBank Bridge Loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.

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

Please see Note 9 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of March 31, 2020, our debt consisted of approximately $208.1 million, which included approximately $163.1 million in fixed rate debt and $45.0 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2020:

	Year Ending December 31,
	2020	2021		2022	2023	2024	Thereafter	Total
Fixed rate debt	$478,801	$679,119		$1,011,295	$1,680,592	$54,751,707	$104,454,342	$163,055,856
Average interest rate	4.65%	4.65%		4.65%	4.64%	4.74%	4.94%	4.65%
Variable rate debt	—	$45,016,550	(2)	—	—	—	—	$45,016,550
Average interest rate(1)	—	4.98%		—	—	—	—	4.98%

(1)	The average interest rate was calculated based on the rate in effect on March 31, 2020.
(2)

Such amount is outstanding under the KeyBank Bridge Loans. The required principal payments on these loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan. See Note 4 of the Notes to the Consolidated Financial Statements for additional detail.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2020.

We incurred a net loss attributable to common stockholders of approximately $4.1 million for the three months ended March 31, 2020. Our accumulated deficit was approximately $45.9 million as of March 31, 2020. Given that we have suspended our primary offering, our operations may not be profitable in 2020.

Our board of directors recently suspended our share redemption program, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

In March 2020, our board of directors determined to suspend our share redemption program with respect to our common stockholders, effective as of May 3, 2020.

If our share redemption program is reinstated or our stockholders are otherwise able to have their shares redeemed, stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, will generally be made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

Until we establish a net asset value per share, the purchase price for shares purchased under our share redemption program will depend on the class of shares purchased and whether such shares were purchased in our private offering or in our public offering, among other factors, and under most circumstances will be less than the amount paid for such shares. Accordingly, our stockholders may receive less by selling their shares back to us than our stockholders would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation

We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our offerings (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders ’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. For the year ended December 31, 2017, we funded 73.8% of our distributions using proceeds from our Primary Private Offering and 26.2% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2018, we funded 12.9% of our distributions using cash flows from operations, 50.6% using proceeds from the Primary Private Offering and Primary Offering and 36.5% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2019, we funded 23.4% of our distributions using cash flows from operations, 43.9% using proceeds from the Primary Offering and 32.7% using proceeds from our distribution reinvestment plan. For the three months ended March 31, 2020, we funded 67.8% of our distributions using proceeds from the Primary Offering and 32.2% using proceeds from our distribution reinvestment plan. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

Demand for our student housing properties will be influenced by the continued operations of the college campuses in close proximity to our properties, and changes in such operations could negatively impact our revenues and results of operations.

Demand for our student housing properties is closely correlated to enrollment at the colleges and universities served by our properties. If such colleges and universities were to substantially decrease enrollment or cease operations, leasing demand could be negatively affected. Enrollment at these institutions is subject to many factors outside of our control, including the reputation and ranking of the institution, and also broader economic factors. For example, the ongoing COVID-19 outbreak has caused many colleges and universities to move all classes to online or distance learning, which could make proximity to campus less of a concern for students.  The colleges and universities our properties serve have canceled in-person classes and many students have elected to return to their permanent residences for the remainder of the spring term and in some cases for the summer term. Also, many governmental entities have imposed a wide range of restrictions on physical movement to limit the spread of COVID-19. While our properties remain open, as a result of these actions, we have experienced significant decreases in students physically occupying their units at many of our properties. In addition, we have closed our on-site offices to walk-in traffic and transitioned property tours to virtual experiences. Should the colleges and universities that our student housing properties serve fail to resume in-person classes for the upcoming 2020/2021 academic year, we would experience further adverse effects which could negatively impact our revenues and results of operations from our student housing properties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, was declared effective by the SEC, and consisted of three classes of shares: Class A shares, Class T shares, and Class W shares and up to $95 million in shares pursuant to our distribution reinvestment plan. On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC and we are now offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. As of March 31, 2020, prior to suspension of our Primary Offering, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. In conjunction with the Public Offering, we have incurred approximately $1.5 million in sales commissions and dealer manager fees (of which approximately $0.2 million was re-allowed to third party broker-dealers), and approximately $2.5 million in organization and offering costs.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). For the quarter ended March 31, 2020, we received redemption requests for approximately $210,000 (approximately 25,700 shares), which we were not able to honor. Also, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. For the year ended December 31, 2019 we received redemption requests for approximately $288,000 (approximately 37,000 shares) of which approximately $258,000 (approximately 33,500 shares) were fulfilled during the year ended December 31, 2019, with the remaining $30,000 (approximately 3,500 shares) fulfilled in January 2020. During the three months ended March 31, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2020	3,544	$8.58	3,544	584,058
February 29, 2020	—	—	—	584,058
March 31, 2020	—	—	—	584,058

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.4

Second Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 14, 2019, Commission File No. 333-220646

3.5

Articles Supplementary to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to the Company’s prospectus dated July 10, 2019, Commission File No. 333-220646

10.1

Fourth Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC, and SmartStop Asset Management, LLC, as borrower, and KeyBank National Association, as lender, dated February 27, 2020 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 4, 2020, Commission File No. 333-220646

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: May 14, 2020	By:	/s/ Michael A. Crear
Michael A. Crear
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)