Form 10-Q
period 2020-06-30
Strategic Student & Senior Housing Trust, Inc.
filed 2020-08-12
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	233,041,719	232,934,499
Site improvements	4,259,917	4,259,917
Furniture, fixtures and equipment	11,073,609	10,858,329
	269,063,245	268,740,745
Accumulated depreciation	(19,556,595)	(15,243,833)
	249,506,650	253,496,912
Construction in process	159,881	198,222
Real estate facilities, net	249,666,531	253,695,134
Cash and cash equivalents	11,059,618	7,511,103
Restricted cash	1,381,524	3,555,542
Other assets	3,342,107	3,870,696
Intangible assets, net	2,536,132	4,445,932
Total assets	$267,985,912	$273,078,407
LIABILITIES AND EQUITY
Debt, net	$208,105,911	$208,418,809
Accounts payable and accrued liabilities	4,306,908	4,215,397
Due to affiliates	8,321,375	8,118,348
Distributions payable	2,508,275	1,965,244
Total liabilities	223,242,469	222,717,798
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	4,723,961
Preferred equity in our Operating Partnership	10,150,066	10,142,303
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,625,430 and 11,565,901 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	11,625	11,566
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 and 76,991 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	78	77
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 and 85,198 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	87	86
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 and 768,611 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,122	768
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 and 159,070 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	167	159
Additional paid-in capital	97,655,806	93,609,304
Distributions	(17,199,734)	(15,238,571)
Accumulated deficit	(50,153,954)	(41,837,130)
Total Strategic Student & Senior Housing Trust, Inc. equity	30,315,197	36,546,259
Noncontrolling interests in our Operating Partnership	(1,072,430)	(1,051,914)
Total equity	29,242,767	35,494,345
Total liabilities and equity	$267,985,912	$273,078,407

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Leasing and related revenues – student	$1,721,032	$2,035,523	$3,555,503	$4,059,475
Leasing and related revenues – senior	6,673,744	6,416,048	13,572,872	12,773,424
Total revenues	8,394,776	8,451,571	17,128,375	16,832,899
Operating expenses:
Property operating expenses – student	897,294	872,611	1,852,748	1,857,611
Property operating expenses – senior	4,740,521	4,133,439	9,304,815	8,146,879
Property operating expenses – affiliates	709,833	690,980	1,424,085	1,381,907
General and administrative	364,014	574,341	829,491	1,182,546
Depreciation	2,155,152	1,985,916	4,312,762	3,968,685
Intangible amortization expense	954,900	1,836,354	1,909,800	3,673,427
Total operating expenses	9,821,714	10,093,641	19,633,701	20,211,055
Operating loss	(1,426,938)	(1,642,070)	(2,505,326)	(3,378,156)
Other income (expense):
Interest expense	(2,420,834)	(2,543,584)	(4,982,221)	(5,129,181)
Interest expense – debt issuance costs	(142,167)	(185,795)	(262,118)	(383,368)
Other	1,808	(27,604)	(51,202)	(8,757)
Net loss	(3,988,131)	(4,399,053)	(7,800,867)	(8,899,462)
Less: Distributions to preferred unitholders in our Operating Partnership	(265,207)	(243,810)	(524,760)	(482,050)
Less: Accretion of preferred equity costs	(3,879)	(11,648)	(7,763)	(23,297)
Net loss attributable to the noncontrolling interests in our Operating Partnership	8,470	10,336	16,566	19,853
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(4,248,747)	$(4,644,175)	$(8,316,824)	$(9,384,956)
Net loss per Class A share – basic and diluted	$(0.33)	$(0.40)	$(0.64)	$(0.82)
Net loss per Class T share – basic and diluted	$(0.33)	$(0.40)	$(0.64)	$(0.82)
Net loss per Class W share – basic and diluted	$(0.33)	$(0.40)	$(0.64)	$(0.82)
Net loss per Class Y share – basic and diluted	$(0.33)	$—	$(0.64)	$—
Net loss per Class Z share – basic and diluted	$(0.33)	$—	$(0.64)	$—
Weighted average Class A shares outstanding – basic and diluted	11,615,267	11,384,828	11,601,094	11,293,231
Weighted average Class T shares outstanding – basic and diluted	77,598	64,133	77,452	51,875
Weighted average Class W shares outstanding – basic and diluted	85,548	77,735	85,464	70,238
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	—	1,046,598	—
Weighted average Class Z shares outstanding – basic and diluted	166,494	—	164,712	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2018	11,122,135	$11,122	36,299	$36	43,996	$44	—	$—	—	$—	$83,533,060	$(7,981,638)	$(22,263,678)	$53,298,946	$(994,023)	$52,304,923	$10,095,708	$2,659,654
Gross proceeds from issuance of common stock	159,655	160	15,500	16	22,872	23	—	—	—	—	1,993,183	—	—	1,993,382	—	1,993,382	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(425,357)	—	—	(425,357)	—	(425,357)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	6,470	—	—	6,470	—	6,470	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(565,651)	—	—	(565,651)	—	(565,651)	—	565,651
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,600)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,726,681)	—	(1,726,681)	—	(1,726,681)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,690)	(2,690)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(238,240)	—
Issuance of shares for distribution reinvestment plan	57,271	57	220	—	184	—	—	—	—	—	565,594	—	—	565,651	—	565,651	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	4,406	—	—	4,406	—	4,406	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,740,781)	(4,740,781)	—	(4,740,781)	238,240	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,517)	(9,517)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,649	—
Balance as of March 31, 2019	11,339,061	$11,339	52,019	$52	67,052	$67	—	$—	—	$—	$85,111,705	$(9,708,319)	$(27,004,459)	$48,410,385	$(1,006,230)	$47,404,155	$10,107,357	$3,176,705
Gross proceeds from issuance of common stock	76,163	76	18,100	18	16,277	16	—	—	—	—	1,120,651	—	—	1,120,761	—	1,120,761	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(533,854)	—	—	(533,854)	—	(533,854)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	1,530	—	—	1,530	—	1,530	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(588,006)	—	—	(588,006)	—	(588,006)	—	588,006
Redemptions of common stock	(8,646)	(9)	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)	—	(115,028)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,779,287)	—	(1,779,287)	—	(1,779,287)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,164)	(5,164)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(243,810)	—
Issuance of shares for distribution reinvestment plan	59,296	60	393	1	275	—	—	—	—	—	587,945	—	—	588,006	—	588,006	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,374	—	—	5,374	—	5,374	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,644,175)	(4,644,175)	—	(4,644,175)	243,810	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,336)	(10,336)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,648	—
Balance as of June 30, 2019	11,468,374	$11,469	70,512	$71	83,604	$83	—	$—	—	$—	$85,705,345	$(11,487,606)	$(31,648,634)	$42,580,728	$(1,021,730)	$41,558,998	$10,119,005	$3,649,683

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2019	11,565,901	$11,566	76,991	$77	85,198	$86	768,611	$768	159,070	$159	$93,609,304	$(15,238,571)	$(41,837,130)	$36,546,259	$(1,051,914)	$35,494,345	$10,142,303	$4,723,961
Gross proceeds from issuance of common stock	—	—	—	—	—	—	349,320	349	6,989	7	3,313,317	—	—	3,313,673	—	3,313,673	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(559,004)	—	—	(559,004)	—	(559,004)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	245,557	—	—	245,557	—	245,557	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(625,507)	—	—	(625,507)	—	(625,507)	—	625,507
Redemptions of common stock	(3,544)	(4)	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,958,880)	—	(1,958,880)	—	(1,958,880)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,950)	(3,950)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(259,553)	—
Issuance of shares for distribution reinvestment plan	60,450	60	607	1	350	1	5,418	5	435	1	625,439	—	—	625,507	—	625,507	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,875	—	—	5,875	—	5,875	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,068,077)	(4,068,077)	—	(4,068,077)	259,553	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,096)	(8,096)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,884	—
Balance as of March 31, 2020	11,622,807	$11,622	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$96,614,981	$(17,197,451)	$(45,905,207)	$33,525,399	$(1,063,960)	$32,461,439	$10,146,187	$5,349,468
Offering costs	—	—	—	—	—	—	—	—	—	—	(62,721)	—	—	(62,721)	—	(62,721)	—	—
Adjustment to offering costs (Note 7)	—	—	—	—	—	—	—	—	—	—	503,373	—	—	503,373	—	503,373	—	—
Reimbursement of offering costs by Advisor (Note 7)	—	—	—	—	—	—	—	—	—	—	593,991	—	—	593,991	—	593,991	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(1,142)	—	—	(1,142)	—	(1,142)	—	1,142
Distributions	—	—	—	—	—	—	—	—	—	—		(2,283)	—	(2,283)	—	(2,283)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(265,207)	—
Issuance of shares for distribution reinvestment plan	123	—	—	—	—	—	—	—	—	—	1,142	—	—	1,142	—	1,142	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—		—	—	3	—	3	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	6,182	—	—	6,182	—	6,182	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,248,747)	(4,248,747)	—	(4,248,747)	265,207	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,470)	(8,470)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,879	—
Balance as of June 30, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,655,806	$(17,199,734)	$(50,153,954)	$30,315,197	$(1,072,430)	$29,242,767	$10,150,066	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,800,867)	$(8,899,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,222,562	7,642,112
Amortization of debt issuance costs	262,118	383,368
Stock based compensation expense related to issuance of restricted stock	12,057	9,780
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	518,713	339,402
Accounts payable and accrued liabilities	107,471	369,440
Due to affiliates	1,185,390	1,947,316
Net cash provided by operating activities	507,444	1,791,956
Cash flows from investing activities:
Additions to real estate	(570,013)	(826,351)
Additions to construction in process	—	(4,617,891)
Net cash used in investing activities	(570,013)	(5,444,242)
Cash flows from financing activities:
Proceeds from issuance of KeyBank Bridge Loans	—	4,354,545
Principal payments of KeyBank Bridge Loans	(2,099,934)	(1,000,000)
Proceeds from issuance of PPP Loans	1,950,000	—
Scheduled principal payments of mortgage loans	(178,842)	—
Debt issuance costs	(260,083)	(70,496)
Gross proceeds from issuance of common stock	3,313,677	3,030,455
Redemptions of common stock	(30,392)	(63,900)
Offering costs	(182,724)	(352,544)
Reimbursement of offering costs by Advisor	245,557	—
Distributions paid to common stockholders	(1,316,243)	(2,350,716)
Distributions paid to Operating Partnership unitholders	(3,950)	(7,854)
Net cash provided by financing activities	1,437,066	3,539,490
Net change in cash, cash equivalents, and restricted cash	1,374,497	(112,796)
Cash, cash equivalents, and restricted cash, beginning of period	11,066,645	11,272,611
Cash, cash equivalents, and restricted cash, end of period	$12,441,142	$11,159,815
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$4,521,220	$5,124,884
Interest capitalized	$—	$137,146
Additions to debt issuance costs included in accounts payable and accrued liabilities	$—	$135,000
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$5,571	$1,360,884
Proceeds from issuance of common stock previously in accounts payable and accrued liabilities	$—	$73,900
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$439,003	$588,876
Adjustment to offering costs included in due to affiliates	$(1,097,364)	$—
Distributions payable	$1,200,686	$1,072,847
Redemptions of common stock included in accounts payable and accrued liabilities	$—	$115,037
Issuance of shares pursuant to distribution reinvestment plan	$626,649	$1,153,657

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares.

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

As of March 31, 2020, prior to suspension of our Primary Offering, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering.

While the Company was formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. As of June 30, 2020, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor agreed to acquire a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we agreed to contribute the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of June 30, 2020, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. Our Former Dealer Manager was responsible for marketing our shares offered pursuant to our offerings. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Please see Note 7 – Related Party Transactions for additional detail.

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

June 30, 2020

(Unaudited)

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

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the six months ended June 30, 2020, we have experienced lower occupancy at our senior housing properties and reduced rent payment collections at our student housing properties, which have adversely impacted our leasing and related revenues.  Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees) at our senior housing properties. The extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

As of June 30, 2020, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

During the six months ended June 30, 2020 and 2019, we did not acquire any properties or incur any acquisition-related transaction costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2020 and December 31, 2019, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $19.8 and $17.8 million, respectively.

The total additional estimated future amortization expense of intangible assets recognized as of June 30, 2020 will be approximately $1.9 million, and $0.6 million for the years ending December 31, 2020 and 2021, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.8 million as of June 30, 2020 and December 31, 2019.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminates to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor.  If at any point in time we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to exceed 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such excess as a receivable from our Advisor and a corresponding capital contribution from our Advisor. If we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to be less than 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such difference as a payable to our Advisor and a reduction of additional paid-in capital. Offering costs associated with the Primary Offering are recorded as an offset to additional paid-in capital, and organization costs are recorded in general and administrative expenses. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares will exceed 1% at the termination of the Public Offering. Accordingly, as of June 30, 2020, we have recorded a receivable from our Advisor for organization and offering expenses incurred through June 30, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

In connection with our Primary Offering, our Former Dealer Manager received an upfront sales commission and dealer manager fee based upon the share class sold under the terms of the Dealer Manager Agreement, which are recorded as a reduction to additional paid-in capital as an offering cost. Our Advisor agreed to fund the payment of the upfront 3.0% sales commission and the upfront 3.0% dealer manager fee for the sale of Class Y shares sold in the Primary Offering, which we recognize as a capital contribution from our Advisor. Our Advisor may cease paying such amounts in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering, as described in more detail in Note 7 – Related Party Transactions.

In addition, our Former Dealer Manager may also receive an ongoing stockholder servicing fee and ongoing dealer manager fee for certain classes of our common stock, subject to certain limitations. We record a liability within Due to Affiliates and a reduction to additional paid-in capital at the time of sale of the Class T, Class W, Class Y, and Class Z shares for the future estimated ongoing stockholder and dealer manager servicing fees.  Please see Note 7 – Related Party Transactions – Dealer Manager Agreements for additional details about such commissions and fees.

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

June 30, 2020

(Unaudited)

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

The table below summarizes our fixed rate debt payable at June 30, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$177,289,000	$161,368,033	$169,532,000	$161,422,833

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the six months ended June 30, 2020:

Real estate facilities
Balance at December 31, 2019	$268,740,745
Additions - Student	27,392
Additions - Senior	295,108
Balance at June 30, 2020	$269,063,245
Accumulated depreciation
Balance at December 31, 2019	$(15,243,833)
Depreciation expense	(4,312,762)
Balance at June 30, 2020	$(19,556,595)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	June 30, 2020	December 31, 2019	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Utah Freddie Mac mortgage loans (2)	46,726,158	46,905,000	5.06%	2/23/2028
Courtyard Freddie Mac mortgage loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	5,535,595	7,635,529	4.19%	4/30/2021
Courtyard Initial Bridge Loan (4)	27,000,000	27,000,000	4.19%	4/30/2021
Courtyard Delayed Draw Commitment (4)	12,480,955	12,480,955	4.19%	4/30/2021
PPP Loans(5)	1,950,000	—	1.00%	5/14/2022
Debt issuance costs, net	(1,786,797)	(1,802,675)
Total debt	$208,105,911	$208,418,809

(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
(2)

Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3)	Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.
(4)	The variable rate reflected in the table was the rate in effect as of June 30, 2020.
(5)

Represents the aggregate of four unsecured promissory notes under the Paycheck Protection Program (the “PPP”). Fixed rate debt with no payments for the first six months, then principal and interest due monthly thereafter with the remaining principal and interest balances due on May 14, 2022 for one of the loans and May 15, 2022 for the other three loans with respect to any portion of such loan which is not forgiven pursuant to the terms of the CARES Act. We intend to apply for forgiveness for the PPP Loans.

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

June 30, 2020

(Unaudited)

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. During the term of the Freddie Mac Utah Loans, we are required to maintain a net worth equal to or greater than $15 million and an initial liquidity requirement equal to or greater than $4.8 million. Once the Utah Bridge Loan (defined below) is paid in full, the liquidity requirement will be reduced to $3 million. See Note 9 – Subsequent Events for changes to the liquidity requirement.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

One of the property-owning special purpose entities noted above that owns Cottonwood Creek (the “Cottonwood Borrower”), entered into a mortgage loan in the principal amount of $9,337,000 (the “Freddie Mac Cottonwood Loan”) which is included in the Freddie Mac Utah Loans.

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement (the “Forbearance Agreement”) with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Cotttonwood Loan. Pursuant to the Forbearance Agreement, the Servicers have agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due (the “Forbearance Period Total”), effective with the monthly installment due on May 1, 2020. The Forbearance Period Total will be repaid without additional interest or prepayment premiums in no more than 12 equal monthly installments, remitted together with each regularly scheduled monthly installment commencing with the first monthly installment due on August 1, 2020. The Forbearance Agreement may be terminated by the Freddie Mac Lender if the Cottonwood Borrower fails to meet certain conditions set forth in the Forbearance Agreement.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. During the term of the Freddie Mac Courtyard Loan, we are required to maintain a net worth equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. Once the Courtyard Bridge Loans are paid in full and the Memory Care Expansion (each defined further below) is complete, the liquidity requirement will be reduced to $4.8 million. We are able to reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million.  See Note 9 – Subsequent Events for changes to the liquidity requirement.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan such that (i) the loan maturity date was extended to April 30, 2020, (ii) our Sponsor became an additional borrower, (iii) the collateral was amended to include a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. On February 27, 2020, we amended the Utah Bridge Loan such that the loan maturity date was further extended to April 30, 2021 and certain of the covenants were revised accordingly. If the KeyBank Bridge Borrowers are unable to satisfy the Utah Bridge Loan through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the Utah Bridge Loan pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Utah Bridge Loan, as discussed below.

The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 4.19% as of June 30, 2020. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding. As of June 30, 2020, KeyBank consented to our retention of approximately $7.1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan. As of June 30, 2020, we were in compliance with the covenant requirements of the Utah Bridge Loan.

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

On November 4, 2019, we completed construction of the Memory Care Expansion. As of June 30, 2020, there is approximately $12.5 million outstanding on the Courtyard Delayed Draw Commitment.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended, based on their terms to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. On February 27, 2020, we amended the Courtyard Bridge Loans such that the loan maturity date was extended to April 30, 2021 and certain of the covenants were revised accordingly. If the KeyBank Bridge Borrowers are unable to satisfy the Courtyard Bridge Loans through the required payments or to refinance the loans prior to maturity, the Company would be obligated to repay the Courtyard Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Courtyard Bridge Loans, as discussed below.

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which totaled approximately 4.19% as of June 30, 2020.

Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (iii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding KeyBank Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor and Sponsor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. As of June 30, 2020, we were in compliance with the covenant requirements of the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans.

Paycheck Protection Loans

On May 14, 2020, we, through a wholly-owned subsidiary of our Operating Partnership, entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  On May 15, 2020, we, through three wholly-owned subsidiaries of our Operating Partnership, entered into three additional unsecured promissory notes under the PPP (such four promissory notes collectively referred to as the “PPP Loans”).  Each of the PPP Loans was provided by KeyBank National Association (the “Lender”).  The amount of the PPP Loans is $1.95 million in the aggregate.

Each PPP Loan has a term of two years, accrues interest at a rate of 1.00%, and may be prepaid in whole or in part without penalty.  No interest payments are due for the first six months of the term of each loan. After the initial six-month deferral period, each PPP Loan requires monthly payments of principal and interest until maturity with respect to any portion of such loan which is not forgiven pursuant to the terms of the CARES Act, as described further below.  The promissory note evidencing each PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note.  We intend to use the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  No assurance is provided that any borrower will obtain forgiveness under any of the PPP Loans in whole or in part.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of June 30, 2020:

2020	$403,710
2021	46,682,624
2022	1,919,733
2023	1,680,592
2024	54,751,707
2025 and thereafter	104,454,342
Total payments	209,892,708
Non-revolving debt issuance costs, net	(1,786,797)
Total	$208,105,911

The table above includes approximately $0.1 million, $1.0 million, and $0.9 million of future principal payments in 2020, 2021, and 2022, respectively, related to our PPP Loans. We intend to use the proceeds from the PPP Loans for primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  As of June 30, 2020, we have not applied for or been granted forgiveness.

The KeyBank Bridge Loans have a maturity date of April 30, 2021 and contain certain financial covenants.  As of June 30, 2020, we were in compliance with such financial covenants. However, as a result of the suspension of our Primary Offering and the potential adverse financial impact to our properties due to the COVID-19 pandemic, we anticipate we may not be in compliance with certain financial covenants in future periods.  Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above.

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

June 30, 2020

(Unaudited)

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

The Preferred Investor has not made any additional investments in the six months ended June 30, 2020 or in the year ended December 31, 2019. As of June 30, 2020 and December 31, 2019, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $1.8 million and $1.3 million, respectively.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following table summarizes information for the reportable segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Leasing and leasing related revenues	$1,721,032	$2,035,523	$6,634,422	$6,223,498	$—	$—	$8,355,454	$8,259,021
Other revenues	—	—	39,322	192,550	—	—	39,322	192,550
Property operating expenses	(897,294)	(872,611)	(4,740,521)	(4,133,439)	—	—	(5,637,815)	(5,006,050)
Net operating income	823,738	1,162,912	1,933,223	2,282,609	—	—	2,756,961	3,445,521
Property operating expenses - affiliates	236,167	236,112	473,666	454,868	—	—	709,833	690,980
General and administrative	—	—	—	—	364,014	574,341	364,014	574,341
Depreciation	833,317	828,355	1,318,238	1,154,448	3,597	3,113	2,155,152	1,985,916
Intangible amortization expense	—	—	954,900	1,836,354	—	—	954,900	1,836,354
Interest expense	535,350	535,350	1,885,484	2,008,234	—	—	2,420,834	2,543,584
Interest expense – debt issuance costs	26,496	26,495	115,671	159,300	—	—	142,167	185,795
Other	—	139	—	823	(1,808)	26,642	(1,808)	27,604
Net loss	$(807,592)	$(463,539)	$(2,814,736)	$(3,331,418)	$(365,803)	$(604,096)	$(3,988,131)	$(4,399,053)

	Six Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Leasing and leasing related revenues	$3,555,503	$4,059,475	$13,364,021	$12,428,452	$—	$—	$16,919,524	$16,487,927
Other revenues	—	—	208,851	344,972	—	—	208,851	344,972
Property operating expenses	(1,852,748)	(1,857,611)	(9,304,815)	(8,146,879)	—	—	(11,157,563)	(10,004,490)
Net operating income	1,702,755	2,201,864	4,268,057	4,626,545	—	—	5,970,812	6,828,409
Property operating expenses - affiliates	473,265	474,361	950,820	907,546	—	—	1,424,085	1,381,907
General and administrative	—	—	—	—	829,491	1,182,546	829,491	1,182,546
Depreciation	1,665,882	1,651,404	2,639,687	2,311,230	7,193	6,051	4,312,762	3,968,685
Intangible amortization expense	—	—	1,909,800	3,673,427	—	—	1,909,800	3,673,427
Interest expense	1,070,700	1,070,700	3,911,521	4,058,481	—	—	4,982,221	5,129,181
Interest expense – debt issuance costs	52,992	52,991	209,126	330,377	—	—	262,118	383,368
Other	—	(1,862)	370	1,785	50,832	8,834	51,202	8,757
Net loss	$(1,560,084)	$(1,045,730)	$(5,353,267)	$(6,656,301)	$(887,516)	$(1,197,431)	$(7,800,867)	$(8,899,462)

The following table summarizes our total assets by segment:

Segments	June 30, 2020	December 31, 2019
Student housing	$90,435,277	$92,162,808
Senior housing	167,623,524	172,487,550
Corporate and Other	9,927,111	8,428,049
Total assets	$267,985,912	$273,078,407

Note 7. Related Party Transactions

Fees to Affiliates

On January 27, 2017, in connection with the Private Offering, we entered into an advisory agreement with our Advisor (the “Private Offering Advisory Agreement”) and a dealer manager agreement with our Former Dealer Manager (the “Private Offering Dealer Manager Agreement”) which entitled our Advisor and our Former Dealer Manager to specified fees upon the provision of certain services with regard to the Private Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us. In connection with our Public Offering, we entered into an amended and restated advisory agreement (as amended, the “Advisory Agreement”) and a new dealer manager agreement (as amended, the “Dealer Manager Agreement”). On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The Advisory Agreement, Dealer Manager Agreement, and transfer agent agreement (the “Transfer Agent Agreement”) executed in connection with the Public Offering, entitle our Advisor, our Former Dealer Manager and our Transfer Agent to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor and our Transfer Agent in providing services to us.

Organization and Offering Costs

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Primary Offering, provided, however, that our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) to be paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Pursuant to an Advisor Funding Agreement (the “Advisor Funding Agreement”), our Advisor has also agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminates to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares will exceed 1% at a the termination of the Public Offering. Accordingly, as of June 30, 2020, we have recorded a receivable from our Advisor for organization and offering expenses incurred through June 30, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

Advisory Agreements

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required to reimburse our Advisor for certain organization and offering costs from the Offerings; provided, however, pursuant to the Advisory Agreement, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares in the Primary Offering.

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

June 30, 2020

(Unaudited)

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2020, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into the Advisor Funding Agreement by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor has agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses is expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us if the organization and offering expenses exceed the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. Conversely, we must reimburse our Advisor to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. As of March 31, 2020, prior to the suspension of our Primary Offering, we raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Z shares, and have received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. As a result of the current suspension of our Primary Offering and termination of our Former Dealer

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Manager, we currently expect that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares will exceed 1% at the termination of the Public Offering. Accordingly, as of June 30, 2020, we have recorded a receivable from our Advisor for organization and offering expenses incurred through June 30, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

Dealer Manager Agreements

In connection with our Public Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Former Dealer Manager did not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering.

As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering, and on July 10, 2019, we commenced offering Class Y shares and Class Z shares. On March 30, 2020, our board of directors approved the suspension of our Primary Offering. On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. Pursuant to the Dealer Manager Agreement, we paid our Former Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the primary portion of the offering. However, as described above, our Advisor has agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold, subject to certain limitations. In addition, our Former Dealer Manager received an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering, subject to certain limitations described below. Our Dealer Manager will also receive an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering, subject to certain limitations described below.

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by the Company with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by the Company with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the aggregate underwriting compensation from all sources will exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of June 30, 2020, we have reversed our liability for future payment of the stockholder servicing fees and dealer manager servicing fees, which resulted in a $0.5 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

In connection with our Public Offering, our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to re-allowed to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

Affiliated Former Dealer Manager

Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2019 and the six months ended June 30, 2020, as well as any related amounts payable as of December 31, 2019 and June 30, 2020:

	Year Ended December 31, 2019			Six Months Ended June 30, 2020
	Incurred	Paid	Payable	Incurred	Paid	Adjustment		Payable
Expensed
Operating expenses (including organizational costs)	$1,285,248	$859,028	$797,606	$273,930	$563,057	$-		$508,479
Transfer Agent expenses	88,973	—	138,446	56,434	—	—		194,880
Asset management fees	2,302,206	—	3,384,728	1,179,341	—	—		4,564,069
Property management oversight fees	470,572	—	670,859	238,744	—	—		909,603
Capitalized
Acquisition expenses	—	—	1,980,000	—	—	—		1,980,000
Additional Paid-in Capital
Selling commissions	344,424	336,924	7,500	97,460	104,960	—		—
Dealer Manager fees	296,419	288,919	7,500	97,460	104,960	—		—
Stockholder servicing fees and dealer manager servicing fees(1)	389,820	19,625	417,141	110,810	24,578	(503,373)	(2)	—
Offering costs	207,516	—	714,568	43,767	-	(593,991)	(3)	164,344
Total	$5,385,178	$1,504,496	$8,118,348	$2,097,946	$797,555	$(1,097,364)		$8,321,375

(1)

We paid our Former Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares and an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

(2)

As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the aggregate underwriting compensation from all sources will exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of June 30, 2020, we have reversed our liability for future payment of the stockholder servicing fees and dealer manager servicing fees.

(3)

Pursuant to the Advisor Funding Agreement, our Advisor has agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares.  Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the organization and offering costs incurred will exceed 1% at the termination of the Public Offering. Accordingly, as of June 30, 2020, we have recorded a receivable from our Advisor for organization and offering costs incurred through June 30, 2020 in excess of the 1% limitation.

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

June 30, 2020

(Unaudited)

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Share Redemption Programs

We established a share redemption program in connection with the Private Offering (the “Private Offering Share Redemption Program”) which enabled stockholders to sell their shares to us in limited circumstances. In connection with the Public Offering, we amended the Private Offering Share Redemption Program (as further amended, the “Share Redemption Program”). Our board of directors may amend, suspend or terminate the Share Redemption Program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, we were not able to honor any redemption requests made for the quarter ended March 31, 2020, during which we received redemption requests for approximately $210,000 (approximately 25,700 shares). On March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. For the quarter ended June 30, 2020 we received redemption requests totaling approximately $100,000 (approximately 11,800 shares) which were not redeemed due to the suspension of the share redemption program.

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

June 30, 2020

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

Note 9. Subsequent Events

Freddie Mac Liquidity Relief

On July 22, 2020, we executed amendments to our guaranty on the Freddie Mac Utah Loans and Freddie Mac Courtyard Loan to reduce our minimum liquidity requirement to $3.0 million through December 31, 2021. As of January 1, 2022, said reduced amount shall no longer be applicable and the liquidity requirements of the Freddie Mac Utah Loans and Freddie Mac Courtyard Loan, as described in Note 4 shall be applicable.

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

As of March 31, 2020, prior to suspension of our Primary Offering, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering.

As of June 30, 2020 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of June 30, 2020, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$605	198	589	78.3%
Tallahassee	September 28, 2017	August 2017	Florida State University	735	125	434	90.1%
Total				$666	323	1,023	83.3%

(1)	Calculated based on our base rental revenue earned during the six months ended June 30, 2020 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of June 30, 2020.

Senior Housing

As of June 30, 2020, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)(3)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,796	119	92.4%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,733	112	74.1%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	3,895	64	90.6%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,445	309	80.7%
Total				$4,339	604	82.8%

(1)	Calculated based on our revenue earned during the six months ended June 30, 2020 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of June 30, 2020.
(3)	Beginning November 4, 2019, the total rentable units at our Courtyard Property includes the additional 23 units from the completed Memory Care Expansion.

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

Results of Operations

Overview

As of June 30, 2020, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

Recent Market Conditions

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments to institute quarantines, "shelter in place" rules and restrictions on travel, the types of business that may continue to operate, and the types of construction projects that may continue. We have implemented precautionary and protective measures intended to help ensure the well-being of our residents and staff at our student and senior housing properties.

At our student housing properties, all community events and in-person property tours have been limited to appointment only.  Additionally, the universities themselves cancelled in-person classes and commenced online classes to support social distancing for the remainder of the 2019 – 2020 academic year. This resulted in a portion of our residents returning home to continue their online learning. Additionally, a portion of our residents and their guarantors were affected by the economic impact of the pandemic, resulting in a reduction of rent collections.  We have recognized a reduction of leasing and related revenues of approximately $0.1 million in the six months ended June 30, 2020 for rent payments we have deemed not probable of being collected. Currently, the universities served by our student housing properties have announced their respective fall openings; however, if the universities extend online-only classes to the fall 2020 semester, we anticipate the occupancy and leasing and related revenue of our student housing properties will continue to be materially and adversely affected.

At our senior housing properties, we have limited visitors to our properties to essential visitors, which includes employees, care providers and medical personnel. Also, in-person prospective resident property tours have also been suspended. The protective measures implemented at our properties and the local government “stay at home” mandates have limited our ability to accept new residents and have influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. As a result, we have experienced a decline in occupancy at our senior housing properties of approximately 2% - 6% per property from March 31, 2020 to June 30, 2020 and lower leasing and related revenue as a result. Additionally, we have incurred incremental, COVID-19 related expenses of approximately $0.6 million in the six months ended June 30, 2020, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees).

We expect the COVID-19 pandemic will continue to adversely affect our financial condition and results of operations in the third and fourth quarters of 2020, including but not limited to, our occupancy, leasing and related revenues, and additional expenses, as described above. The full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for the year ending December 31, 2020 will depend on future developments which are highly uncertain and cannot be predicted at this time.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended June 30, 2020 were approximately $1.7 million, as compared approximately $2.0 million for the three months ended June 30, 2019, a decrease of approximately $0.3 million. The decrease is primarily attributable to a decrease in rental rates at our properties, as well as bad debt write-offs as a result of the COVID-19 pandemic. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the universities served by our student housing properties extend online-only classes to the fall 2020 semester, we anticipate the occupancy and leasing and related revenue of these properties will continue to be materially and adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended June 30, 2020 were approximately $6.7 million, as compared to $6.4 million for the three months ended June 30, 2019, an increase of approximately $0.3 million. The increase is primarily attributable to an increase in occupancy, including the Memory Care Expansion, and rental rates at our properties. We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity. However, if the COVID-19 related governmental orders continue to remain in place, influencing care givers and prospective residents to elect to delay move-ins to our properties, we anticipate the occupancy and leasing and related revenue of our senior housing properties will be materially and adversely affected.

Property Operating Expenses - Student

Property operating expenses - student were approximately $0.9 million for the three months ended June 30, 2020 and 2019. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended June 30, 2020 were approximately $4.7 million, as compared to $4.1 million for the three months ended June 30, 2019, an increase of approximately $0.6 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily attributable to approximately $0.5 million of additional expenses incurred in response to the COVID-19 pandemic, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees). We expect to continue to incur additional expenses in response to the COVID-19 pandemic for the remainder of 2020.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $0.7 million for the three months ended June 30, 2020 and 2019. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were approximately $0.4 million, as compared to approximately $0.6 million for the three months ended June 30, 2019, a decrease of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to a lower allocation of payroll from our Sponsor. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended June 30, 2020 were approximately $3.1 million, as compared to depreciation and intangible amortization expenses for the three months ended June 30, 2019 of approximately of $3.8 million, a decrease of approximately $0.7 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our senior housing properties acquired in February 2018, which were fully amortized in 2019.

Interest Expense

Interest expense for the three months ended June 30, 2020 was approximately $2.4 million, as compared to approximately $2.5 million for the three months ended June 30, 2019, a decrease of approximately $0.1 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. The decrease was primarily due to a lower effective interest rate on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the three months ended June 30, 2020 was approximately $0.1 million, as compared to interest expense - debt issuance costs for the three months ended June 30, 2019 of approximately $0.2 million, a decrease of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

Leasing and Related Revenues - Student

Leasing and related revenues - student for the six months ended June 30, 2020 were approximately $3.6 million, as compared approximately $4.1 million for the six months ended June 30, 2019, a decrease of approximately $0.5 million. The decrease is primarily attributable to a decrease in rental rates at our properties, as well as bad debt write-offs as a result of the COVID-19 pandemic. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the universities served by our student housing properties extend online-only classes to the fall 2020 semester, we anticipate the occupancy and leasing and related revenue of these properties will continue to be materially and adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the six months ended June 30, 2020 were approximately $13.6 million, as compared to $12.8 million for the six months ended June 30, 2019, an increase of approximately $0.8 million. The increase is primarily attributable to an increase in occupancy, including the Memory Care Expansion, and rental rates at our properties.  We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity. However, if the COVID-19 related governmental orders continue to remain in place, influencing care givers and prospective residents to elect to delay move-ins to our properties, we anticipate the occupancy and leasing and related revenue of our senior housing properties will be materially and adversely affected.

Property Operating Expenses - Student

Property operating expenses - student were approximately $1.9 million for the six months ended June 30, 2020 and 2019. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the six months ended June 30, 2020 were approximately $9.3 million, as compared to $8.1 million for the six months ended June 30, 2019, an increase of approximately $1.2 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily attributable to an increase in occupancy at our properties, as well as approximately $0.6 million of additional expenses incurred in response to the COVID-19 pandemic, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees). We expect to continue to incur additional expenses in response to the COVID-19 pandemic for the remainder of 2020.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $1.4 million for the six months ended June 30, 2020 and 2019. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were approximately $0.8 million, as compared to approximately $1.2 million for the six months ended June 30, 2019, a decrease of approximately $0.4 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to a lower allocation of payroll from our Sponsor. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the six months ended June 30, 2020 were approximately $6.2 million, as compared to depreciation and intangible amortization expenses for the six months ended June 30, 2019 of approximately of $7.6 million, a decrease of approximately $1.4 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our senior housing properties acquired in February 2018, which were fully amortized in 2019.

Interest Expense

Interest expense for the six months ended June 30, 2020 was approximately $5.0 million, as compared to approximately $5.1 million for the six months ended June 30, 2019, a decrease of approximately $0.1 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. The decrease was primarily due to a lower effective interest rate on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for each of the six months ended June 30, 2020 was approximately $0.3 million, as compared to interest expense - debt issuance costs for the six months ended June 30, 2019 of approximately $0.4 million, a decrease of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

Below is information regarding our cash flows for operating, investing and financing activities for the six months ended June 30, 2020 and 2019, is as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
Net cash flow provided by (used in):
Operating activities	$507,444	$1,791,956	$(1,284,512)
Investing activities	(570,013)	(5,444,242)	4,874,229
Financing activities	1,437,066	3,539,490	(2,102,424)

Cash flows provided by operating activities for the six months ended June 30, 2020 and 2019 were approximately $0.5 million and $1.8 million, respectively, a change of approximately $1.3 million. The decrease in cash provided by operating activities was primarily the result of reduction in working capital of approximately $0.8 million and our additional net loss, excluding depreciation and amortization of approximately $0.4 million during the six months ended June 30, 2020.

Cash flows used in investing activities for the six months ended June 30, 2020 and 2019 were approximately $0.6 million and $5.4 million, respectively, a change of approximately $4.9 million. The decrease in cash used in investing activities is primarily the result of a decrease in cash used for the additions to real estate.

Cash flows provided by financing activities for the six months ended June 30, 2020 and 2019 were approximately $1.4 million and $3.5 million, respectively, a change of approximately $2.1 million. The decrease in cash provided by financing activities is primarily the result of a decrease in net debt inflows of approximately $3.9 million, offset by decreased cash distributions of approximately $1.0 million and an increase in net proceeds related to the issuance of common stock of approximately $0.7 million.

Short-Term Liquidity and Capital Resources

Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of our cash on hand, proceeds from net cash provided by property operations, proceeds from secured or unsecured financing from banks or other lenders, including PPP Loans, forbearance on certain of our mortgage loans, issuance of preferred units in our Operating Partnership, and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

In May 2020, we, through wholly-owned subsidiaries our Operating Partnership, entered four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. We intend to use the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  No assurance is provided that we will obtain forgiveness under any of the PPP Loans in whole or in part.

We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to adversely impact our future operating cash flows due to reductions of our occupancy and leasing and related revenues, ability to collect rent, and additional expenditures to protect our residents and staff at our properties.

The KeyBank Bridge Loans have a maturity date of April 30, 2021. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans.  See additional discussion regarding the KeyBank Bridge Loans in the Indebtedness section, below.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. Prior to the suspension of our distributions, we paid distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	the performance of any lease-up, development and redevelopment properties we may acquire;
•	any significant delays in construction for development or redevelopment properties we may acquire;
•	construction defects or capital improvements; and
•	capital expenditures and reserves for such expenditures.

The following shows our distributions and the sources of such distributions for six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30, 2020		June 30, 2019
Distributions paid in cash — common stockholders	$1,316,243		$2,350,716
Distributions paid in cash — Operating Partnership unitholders	3,950		7,854
Distributions reinvested	626,649		1,153,657
Total distributions	$1,946,842		$3,512,227
Source of distributions
Cash flows provided by operations	$507,444	26.1%	$1,791,956	51.0%
Proceeds from our offerings	812,749	41.7%	566,614	16.1%
Offering proceeds from distribution reinvestment plan	626,649	32.2%	1,153,657	32.8%
Total sources	$1,946,842	100.0%	$3,512,227	100.0%

We did not commence paying distributions until September 2017. From our inception through June 30, 2020, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $50.2 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $39.3 million.

For the six months ended June 30, 2020, we paid total distributions of approximately $1.9 million, as compared to net loss attributable to our common stockholders of approximately $8.3 million. Net loss attributable to our common stockholders for the six months ended June 30, 2020 includes non-cash depreciation and amortization of approximately $6.2 million.

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

Indebtedness

As of June 30, 2020, our total indebtedness was approximately $209.9 million, which included approximately $162.9 million in fixed rate debt, $1.95 million of PPP Loans and $45.0 million in variable rate debt (the KeyBank Bridge Loans). See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

In May 2020, we, through wholly-owned subsidiaries of our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. Each PPP Loan has a term of two years, accrues interest at a rate of 1.00%, and may be prepaid in whole or in part without penalty with no interest payments are due for the first six months of the term of each loan. We intend to use the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  No assurance is provided that we will obtain forgiveness under any of the PPP Loans in whole or in part.

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into the Forbearance Agreement with the Servicers of the Freddie Mac Cotttonwood Loan. Pursuant to the Forbearance Agreement, the Servicers have agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due, effective with the monthly installment due on May 1, 2020. The Forbearance Period Total will be repaid without additional interest or prepayment premiums in no more than 12 equal monthly installments, remitted together with each regularly scheduled monthly installment commencing with the first monthly installment due on August 1, 2020. The Forbearance Agreement may be terminated by the Freddie Mac Lender if the Cottonwood Borrower fails to meet certain conditions set forth in the Forbearance Agreement.

The KeyBank Bridge Loans have a maturity date of April 30, 2021 and contain certain financial covenants.  As of June 30, 2020, we were in compliance with such financial covenants. However, as a result of the suspension of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we anticipate we may not be in compliance with certain financial covenants in future periods.  Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments.

If necessary, we will request that our lender (KeyBank) grant covenant relief, as well as extend the maturity date of the loans. If we are unable to obtain covenant relief or extend the maturity date of the loans, we plan to seek other sources of financing with a different lender. Alternatively, we could also sell one or more of the properties we currently own to generate proceeds that could be used to satisfy these loans. If the KeyBank Bridge Borrowers are unable to refinance or satisfy the loans as described above and the Company was unable to satisfy its guaranty, KeyBank will have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the loans.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2020:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt interest(1)	$52,565,191	$4,857,910	$15,904,952	$14,281,533	$17,520,796
Debt principal(1)	209,892,708	403,710	48,602,357	56,432,299	104,454,342
Total contractual obligations	$262,457,899	$5,261,620	$64,507,309	$70,713,832	$121,975,138

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

As of June 30, 2020, our debt consisted of approximately $209.9 million, which included approximately $164.9 million in fixed rate debt and $45.0 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2020:

	Year Ending December 31,
	2020	2021		2022	2023	2024	Thereafter	Total
Fixed rate debt	$403,710	$1,666,074		$1,919,733	$1,680,592	$54,751,707	$104,454,342	$164,876,158
Average interest rate	4.64%	4.64%		4.65%	4.64%	4.74%	4.94%	4.61%
Variable rate debt	—	$45,016,550	(2)	—	—	—	—	$45,016,550
Average interest rate(1)	—	4.19%		—	—	—	—	4.19%

(1)	The average interest rate was calculated based on the rate in effect on June 30, 2020.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2020.

We incurred a net loss attributable to common stockholders of approximately $8.3 million for the six months ended June 30, 2020. Our accumulated deficit was approximately $50.2 million as of June 30, 2020. Given that we have suspended our primary offering, our operations may not be profitable in 2020.

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

In the event we resume distributions, but do not have enough cash from operations to fund such distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. For the year ended December 31, 2017, we funded 73.8% of our distributions using proceeds from our Primary Private Offering and 26.2% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2018, we funded 12.9% of our distributions using cash flows from operations, 50.6% using proceeds from the Primary Private Offering and Primary Offering and 36.5% using proceeds from our distribution reinvestment plan. For the year ended December 31, 2019, we funded 23.4% of our distributions using cash flows from operations, 43.9% using proceeds from the Primary Offering and 32.7% using proceeds from our distribution reinvestment plan. For the six months ended June 30, 2020, we funded 23.1% of our distributions using cash flows from operations, 44.7% of our distributions using proceeds from the Primary Offering and 32.2% using proceeds from our distribution reinvestment plan. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We have substantial indebtedness. If we are unable to repay, refinance or extend maturing loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and seek to foreclose on the underlying collateral. There is no assurance that we will be able to satisfy, extend or refinance the maturing loans or be granted covenant relief from our lenders, and even if we do, we may still be adversely affected.

As of June 30, 2020, our total indebtedness was approximately $209.9 million, which included approximately $162.9 million in fixed rate debt, $1.95 million of PPP Loans and $45.0 million in variable rate debt (such variable rate debt referred to as the “KeyBank Bridge Loans”). The KeyBank Bridge Loans have a maturity date of April 30, 2021 and contain certain financial covenants.  As of June 30, 2020, we were in compliance with such financial covenants. However, as a result of the suspension of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we anticipate we may not be in compliance with certain financial covenants in the KeyBank Bridge Loans in future periods.  Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments.

If necessary, we will request that our lender grant covenant relief, as well as extend the maturity date of the loans. There is no assurance that we will obtain such further relief, and even if we do, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the loans. If we are unable to repay, refinance or extend maturing mortgage loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and will have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the loans. If an event of default were to occur, we may need to continue seeking to raise capital through asset sales or strategic financing transactions, potentially on unfavorable terms, but there is no assurance as to the certainty or timing of any such transactions. Any such consequences could negatively affect our results of operations, financial condition, cash flows, and asset valuations.

We face risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of the novel coronavirus (COVID-19), which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We face risks related to an epidemic, pandemic or other health crisis.  In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported globally, including in the United States and in some of the markets in which we operate.  Our rental revenue and operating results depend significantly on the occupancy levels at our properties. As of the date of this report, we have seen decreased occupancy and increased expenses at our senior housing properties, and an increase in bad debt expense at our student housing properties, as a result of the COVID-19 pandemic.  While we have not seen a corresponding decrease in occupancy at our student housing properties as of the date of this report, if the COVID-19 pandemic causes the universities served by our student housing properties to elect to forego on-campus instruction in fall 2020 or beyond, we expect that occupancy at these properties will suffer.  If there is an outbreak of any health crisis, including COVID-19, that directly impacts one of our properties, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our properties. As a result of the COVID-19 pandemic, we have limited access to our properties, including restricting in-person tours for prospective residents.  Such restrictions could reduce rental revenue and ancillary operating revenue produced by our properties.  Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect our operators’ ability to adequately manage our properties.  The ultimate extent of the impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others.

Widespread communicable illnesses, such as influenza, or other such epidemics, such as the recent COVID-19 outbreak, could adversely affect the occupancy of our student housing and senior housing properties and could increase the costs of operation of such facilities.

Our revenues are dependent on occupancy. It is impossible to predict the impact or occurrence of an outbreak of a widespread communicable illness, such as influenza or COVID-19, or other such epidemic. The occupancy of our student housing and senior housing properties could significantly decrease in the event of such an outbreak or epidemic. Such a decrease could affect the operating income of our student housing and senior housing properties. As of the date of this report, we have seen decreased occupancy at our senior housing properties as a result of the COVID-19 pandemic.  While we have not seen a corresponding decrease in occupancy at our student housing properties as of the date of this report, if the COVID-19 pandemic causes the universities served by our student housing properties to elect to forego on-campus instruction in fall 2020 or beyond, we expect that occupancy at these properties will suffer.  In addition, we may be required, or we may otherwise determine that it would be prudent, to quarantine some or all of a property at which there is an outbreak of a widespread communicable illness or other such epidemic and prohibit the admittance of new residents for the duration of the quarantine, which could significantly increase the cost burdens of operating our properties and restrict our ability to generate new streams of income.  If such an outbreak were to occur, or such an outbreak was perceived to have occurred, at our properties, our reputation may be negatively affected, leading to potential residents seeking alternative housing providers, further restricting our ability to generate new streams of income. Should any of the foregoing come to pass, our financial results could be materially adversely affected.

Demand for our student housing properties will be influenced by the continued operations of the college campuses in close proximity to our properties, and changes in such operations could negatively impact our revenues and results of operations.

Demand for our student housing properties is closely correlated to enrollment at the colleges and universities served by our properties. If such colleges and universities were to substantially decrease enrollment or cease operations, leasing demand could be negatively affected. Enrollment at these institutions is subject to many factors outside of our control, including the reputation and ranking of the institution, and also broader economic factors. For example, the ongoing COVID-19 outbreak has caused many colleges and universities to move all classes to online or distance learning, which could make proximity to campus less of a concern for students.  The colleges and universities our properties serve canceled in-person classes for the remainder of the 2019/2020 academic year and many students elected to return to their permanent residences for the remainder of the spring term and in some cases for the summer term. Also, many governmental entities have imposed a wide range of restrictions on physical movement to limit the spread of COVID-19. While our properties remain open, as a result of these actions, we have experienced significant decreases in students physically occupying their units at many of our properties. In addition, we have closed our on-site offices to walk-in traffic and limited property tours to virtual experiences and by appointment only. Should the colleges and universities that our student housing properties serve fail to resume in-person classes for the upcoming 2020/2021 academic year, we would experience further adverse effects which could negatively impact our revenues and results of operations from our student housing properties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, was declared effective by the SEC, and consisted of three classes of shares: Class A shares, Class T shares, and Class W shares and up to $95 million in shares pursuant to our distribution reinvestment plan. On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC and we are now offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. As of March 31, 2020, prior to suspension of our Primary Offering, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. In conjunction with the Public Offering, we have incurred approximately $1.5 million in sales commissions and dealer manager fees (of which approximately $0.2 million was re-allowed to third party broker-dealers), and approximately $2.6 million in organization and offering costs.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-220646). For the quarter ended March 31, 2020, we received redemption requests for approximately $210,000 (approximately 25,700 shares), which we were not able to honor. Also, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. For the quarter ended June 30, 2020 we received redemption requests totaling approximately $100,000 (approximately 11,800 shares) which were not redeemed due to the suspension of the share redemption program. For the year ended December 31, 2019 we received redemption requests for approximately $288,000 (approximately 37,000 shares) of which approximately $258,000 (approximately 33,500 shares) were fulfilled during the year ended December 31, 2019, with the remaining $30,000 (approximately 3,500 shares) fulfilled in January 2020. During the three months ended June 30, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2020	—	—	—	584,058
May 31, 2020	—	—	—	584,058
June 30, 2020	—	—	—	584,058

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three and Six Months Ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: August 12, 2020	By:	/s/ Michael A. Crear
Michael A. Crear
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)