Form 10-K
period 2020-12-31
Strategic Student & Senior Housing Trust, Inc.
filed 2021-03-26
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the most recent offering price of $9.30 per share for the Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares, the aggregate market value of the stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $122 million.

As of March 19, 2021, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and 0.2 million outstanding shares of Class Z common stock of the registrant.

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

Summary of Principal Risk Factors

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A, “Risk Factors.”

•	We have limited prior operating history and financing sources, and we cannot assure our stockholders that we will be successful in the marketplace.
•

We are the first REIT sponsored by our Sponsor that is focused on student housing and senior housing properties; the prior performance of real estate investment programs previously sponsored by our Sponsor or its affiliates may not be an indication of our future results.

•

Our share redemption program is currently suspended, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

•	We may only calculate the value per share for our shares annually and, therefore, stockholders may not be able to determine the net asset value of their shares on an ongoing basis.
•

We have paid, and if we resume distributions, we may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our Offerings (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders ’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders.

•

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

•

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

•

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

•	If we resume paying distributions, we may be unable to continue to pay or maintain cash distributions or increase distributions over time.
•	The failure of third parties to properly manage and operate our properties may result in a decrease in occupancy rates, rental rates or both, which could adversely impact our results of operations.
•	Our Advisor, affiliated Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.
•	Our stockholders’ interests in us will be diluted as we issue additional shares.
•

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution. There are a number of such fees that may have to be paid and certain fees may be added or the amounts increased without stockholder approval.

•

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

•

Because we are focused on only two industries, our rental revenues will be significantly influenced by demand in each industry, and a decrease in any such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

•

We face significant competition in each industry in which we invest, which may increase the cost of acquisitions or developments or impede our ability to retain residents or re-let space when existing residents vacate.

•

Our operating results may be affected by regulatory changes that have an adverse impact on our specific properties, which may adversely affect our results of operations and returns to our stockholders.

•

Widespread communicable illnesses, such as influenza, or other such epidemics, such as the recent COVID-19 outbreak, could adversely affect the occupancy of our student housing and senior housing properties and could increase the costs of operation of such facilities.

•	We are dependent on the ability of our third party operators to successfully manage and operate our senior housing properties.
•	We have broad authority to incur debt, and high debt levels could hinder our ability to continue to pay distributions and could decrease the value of our stockholders’ investments.
•	We have incurred and intend to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks.
•

If we or the other parties to our loans breach covenants thereunder, such loan or loans could be deemed in default, which could accelerate our repayment dates and materially adversely affect the value of our stockholders investments in us.

•	Our obligation to make balloon payments could increase the risk of default.
•	Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to continue to pay distributions to our stockholders.
•	Failure to qualify as a REIT would adversely affect our operations and our ability to continue to pay distributions as we will incur additional tax liabilities.

PART I

ITEM 1.	BUSINESS

Overview

Strategic Student & Senior Housing Trust, Inc., a Maryland corporation, was formed on October 4, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in student housing and senior housing real estate investments. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Student & Senior Housing Trust, Inc. and each of our subsidiaries.

Offering Related

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and offered Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty related to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results.  Our board of directors also approved the suspension of our share redemption program and the suspension of distributions to our stockholders. As of December 31, 2020, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

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

While we were formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. We have primarily invested in income-producing student housing and senior housing properties and related real estate investments located in the United States. We may also purchase growth-oriented student housing and senior housing real estate assets. As of December 31, 2020 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of December 31, 2020, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Other Corporate History

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our affiliated Property Manager, as defined below.

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

SSSHT Property Management, LLC, a Delaware limited liability company (our “Property Manager”), was formed on October 3, 2016. Our Property Manager derives substantially all of its income from the property management oversight services it performs for us. To date, we have entered into property management agreements directly with third party property managers and our affiliated Property Manager provides oversight services with respect to such third party property managers. Our student housing properties are managed by a third-party student housing property manager. Our senior housing properties are managed by third-party senior living operators.

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). On April 17, 2020, in accordance with the provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. Our Former Dealer Manager was responsible for marketing our shares offered pursuant to our offerings. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018.

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

As we accepted subscriptions for shares of our common stock, we transferred all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of limited partnership interest in our Operating

Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions we make to stockholders. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the year ended December 31, 2020, we have experienced lower occupancy at our senior housing properties and reduced rent payment collections at our student housing properties, which have adversely impacted our leasing and related revenues.  Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees) at our senior housing properties. The extent and duration to which our operations, cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

Business Overview

We own student housing and senior housing properties. We do not presently manage or operate any of our properties. Rather, we rely on third party property managers and senior living operators for such responsibilities. In addition, our affiliated property manager provides oversight services with respect to such third party property managers and senior living operators. To the extent our portfolio of student housing and senior housing properties grows, we expect to be able to consolidate and streamline a number of aspects of our operations through economies of scale. To the extent we acquire properties in clusters within geographic regions, we may see property management efficiencies resulting in reduction of personnel and other administrative costs.

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

Notwithstanding the impact of the COVID-19 pandemic, college and university enrollment has been growing across the U.S. in recent years, creating a significant need for safe, affordable, and accessible student housing at both public and private institutions. Not all of this housing can be on-campus and institution-financed. Institutions are now evaluating the merits of internal financing, either through use of their endowment or issuance of general obligation bonds or joint venture using a public or private partnership program. While institutions evaluate the market, opportunities exist for off campus private development and financing of student housing. The bureaucratic constraints on public institutions can afford private developers an additional advantage. In addition to increasing enrollment figures, the demand for student housing is driven by several market factors, including the needs of Generation Z (those born between 1995 and 2010), proximity to campus, continued demand, investment performance, and investor interest.

In 2020, the COVID-19 pandemic caused numerous colleges and universities to cancel in-person classes and commence online instruction.  As a result, many students elected to move out of off-campus housing and return home to continue online learning.  In addition, residents and their guarantors who were affected by the economic impacts of the pandemic requested rent concessions of their landlords or failed to pay rent.  These factors have had a negative impact on the student housing industry.  For additional detail regarding the impact of COVID-19 on the student housing industry, refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.

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

Active adult and age-restricted communities are senior communities for residents that generally do not require any level of special care or services. Seniors in these communities seek to live amongst others in a similar stage of life and enjoy the highest levels of activity and full independence. These communities are generally not subject to any special laws, licenses, or regulations, beyond those customarily in-place for planned communities, such as a restriction on the minimum age of residents.

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

In 2020, the COVID-19 pandemic caused senior housing properties to modify their operations, including implementing protective measures intended to ensure the safety and well-being of residents and employees.  Many senior housing properties prohibited or severely restricted in-person visitors, which included restricting in-person property tours for prospective residents.  Further, enhanced hygiene practices, procurement and distribution of personal protective equipment, and hero pay have increased operating expenses.  These factors have had a negative impact on the senior housing industry.  For additional detail regarding the impact of COVID-19 on the senior housing industry, refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.

Investment Objectives

Overview

We have invested a substantial amount of the net proceeds of our Offerings in income-producing student housing and senior housing properties and related real estate investments. However, we have invested and may continue to invest in student and senior housing properties and related real estate investments with growth potential (i.e., properties that require development, redevelopment, lease-up, or repositioning in order to increase the value of such properties). Currently there is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. Our investment objectives, strategy, and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all of such investment objectives, including our focus on student housing and senior housing properties, if our board of directors believes such changes are in the best interests of our stockholders. In addition, we may invest in mortgage loans and other real estate-related investments if our board of directors deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

We cannot assure our stockholders that we will attain these primary investment objectives. Currently, we have suspended distributions to our stockholders.

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

Investment Strategies

Student Housing Investment Strategy

We have used a portion of the net proceeds we raised in the Offerings to primarily invest in existing Class “A”, purpose built income-producing student housing properties and related student housing real estate investments that are generally amenities rich, newer construction and located adjacent to or within a one mile radius of campus. In order to implement our investment strategy, we focus on acquiring existing Class “A” income-producing student housing properties located off-campus with the possibility of expanding or repositioning the property if needed. Class “A” properties generally refer to purpose-built or substantially renovated properties constructed within the last 10 to 20 years that are amenities rich and located in favorable demographic markets with high barriers to entry. Such properties tend to be managed by a reputable student housing property management firm. We primarily target medium- to large-sized colleges and established university markets, which we define as markets located in or near U.S. cities that have schools generally with overall enrollment of approximately 15,000 to 40,000 students or greater. We believe some of these markets are both supply constrained and are generally experiencing steady enrollment growth. In addition, our specific university focus will tend toward “Tier 1” schools with established Division I (FBS) football programs and schools that receive the highest rating for research activity from the Carnegie Foundation. We define “Tier 1” to be universities with a published numerical ranking on the U.S. News & World Report’s most recent Best Colleges—National University Rankings.

Our strategy includes selectively acquiring existing Class “A” student housing properties from third parties. If an opportunity exists to expand or reposition an existing Class “A” student housing property, we will do so selectively. Generally, we anticipate that any properties acquired from third parties would meet our investment criteria and fit into our overall strategy in terms of property quality, proximity to campus, bed-bath parity, amenities package, and return on investment. We have acquired stabilized properties and maintain them in first class condition, ensuring a higher residual value at sale. However, we may also seek to make opportunistic acquisitions of properties that we believe we can purchase at attractive pricing, reposition, grow rents and operate successfully. Please see the “— Growth Acquisition and Investment Strategy” subsection below. We consider the following property and market factors, among others, to identify potential student housing property acquisitions:

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

Senior Housing Investment Strategy

We have used a portion of the net proceeds we raised in the Offerings to primarily invest in Class “A” income-producing senior housing properties and related senior housing real estate investments. Class “A” properties generally refer to purpose-built or substantially renovated properties constructed within the last 10 to 20 years that are amenities rich and located in favorable demographic markets with high barriers to entry. Such properties tend to be managed by a reputable operator and located within close proximity to medical and retail support services. In order to implement our investment strategy, we have focused on acquiring, repositioning and/or expanding existing income-producing senior housing properties that have an emphasis on private pay sources of revenue, which properties are considered more stable and predictable than those relying on government reimbursements.

We selectively acquire senior housing properties from third parties. Generally, we anticipate that any properties acquired from third parties would meet our investment criteria and fit into our overall strategy in terms of property quality, availability of amenities, regional demographics, access and proximity to healthcare services, educational facilities, retail, entertainment and recreational venues, and return on investment. However, we have made and may continue to seek to make value-add acquisitions of Class “A” properties that we believe we can purchase at attractive pricing due to poor existing operations management, reposition the property in the local community, and replace with a new operator with significant senior housing management services experience. We may consider the following property and market factors, among others, to identify potential senior housing property acquisitions:

•	regional market demographics, psychographics and penetration rates;
•	occupied properties with variable acuity levels, such as active adult and age restricted, independent living, assisted living and memory care;
•	resident payer mix;
•	competition, including market rents and unit mixes;
•	construction of new senior housing supply by acuity levels;
•	operating performance, including dining, housekeeping, transportation and medical staffing;
•	governmental regulations and licensing;
•	proximity to hospitals and other medical services;
•	potential for improved management;
•	ownership and capital structure;
•	presence of desired amenities, including dining services, fitness facilities and social programming; and
•	maintenance of the property.

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

General Acquisition and Investment Policies

While we focus our investment strategy on income-producing student housing and senior housing properties and related real estate investments, we may also invest in student housing and senior housing properties and related real estate investments with growth potential. In addition, we may invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offerings in such other commercial real estate properties. We seek to make investments that will satisfy the primary investment objectives of providing regular cash distributions to our stockholders and achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

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

Growth Acquisition and Investment Strategy

In executing the growth portion of our investment strategy, we may seek to invest in student housing and senior housing properties that are to be developed, currently under development or in lease-up. We have invested and may continue to invest in student housing and senior housing properties that are in need of expansion, redevelopment or repositioning. We may acquire properties with lower quality construction, management or operators, with fewer services or amenities offered, or with low occupancy rates and reposition them by seeking to improve the property, management or operator quality, services, and occupancy rates and thereby increase lease revenues and overall property value. We may also acquire properties in markets that are overbuilt or otherwise overserved with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties. We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties.

Investments in Mortgage Loans

As of December 31, 2020, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate, or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration, or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation. However, our charter contains limitations with respect to the manner in which we may invest our funds in mortgage loans.

Our Borrowing Strategy and Policies

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) to make our investments during our Offering and, at certain times, our debt leverage levels may be temporarily higher. However, as a result of our unexpected suspension of our Offering in March 2020 due to COVID-19, our debt leverage level has remained higher. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios. As of December 31, 2020, our debt leverage was approximately 73%.

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

We make acquisitions of our real estate investments directly or indirectly through our Operating Partnership. We acquire interests in real estate either through one of our industry-specific holding companies, through our Operating Partnership, through other limited liability companies or limited partnerships, or through investments in joint ventures.

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

A DST is a separate legal entity created as a trust under Delaware law that allows persons wishing to engage in like-kind exchanges to reinvest their proceeds in commercial real estate. The DST acquires title to the property or properties and may obtain a mortgage loan to finance a portion of the purchase price. The DST investors execute a trust agreement that governs the DST’s operations and provides for exclusive management by a signatory trustee that is an affiliate of our Sponsor.   In order to satisfy certain requirements under Section 1031 of the Code, the DST will master lease the property to an affiliate of the Sponsor which then assumes property management and pays the DST rent in the form of debt service payments to the lender plus additional rent as provided in the master lease.  Generally, the DST will acquire the subject property and through registered broker-dealers, sell beneficial interests in the DST to investors in a private offering.  The exchange participant owns a beneficial interest in the DST but is deemed for federal income tax purposes to own a direct ownership interest in the DST’s real property that is eligible for a like kind-exchange.   Under Section 1031 of the Code, the DST investor may defer capital gains taxes that otherwise would be recognized on the sale of the investor’s real estate, the proceeds of which are reinvested in the DST.

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

Disposition Policies

As of December 31, 2020, we had not disposed of any of our properties. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Employees and Human Capital Resources

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

We have limited prior financial and operating history that investors may use to evaluate our ability to successfully and profitably implement our business plans. Investment decisions must be made solely on an investor’s evaluation of our prospects based on an investor’s own investigation of the investment and the information provided to the investor. We were incorporated in October 2016 and commenced active business operations in June 2017. As of December 31, 2020, we owned two student housing properties, four senior housing properties and minority beneficial interests in Reno Student Housing and Power 5 Conference Student Housing. As a result of this limited operating history, any evaluation of our prospects is subject to more uncertainty, and therefore more risk, than would be the case with respect to an entity with a more substantial prior operating history.

We are the first REIT sponsored by our Sponsor that is focused on student housing and senior housing properties; the prior performance of real estate investment programs previously sponsored by our Sponsor or its affiliates may not be an indication of our future results.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to establish profitable operations either in the short- or long-term. Due to our limited operating history, we are relatively untested and face heightened uncertainties with respect to our ability to generate sufficient revenue to enable profitable operations. Furthermore, the prior performance of real estate investment programs previously sponsored by our Sponsor or its affiliates, such as SmartStop Self Storage, Inc., SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc., “SmartStop”), Strategic Storage Growth Trust, Inc. (“SSGT”, which merged into a subsidiary of SmartStop on January 24, 2019), and Strategic Storage Trust IV, Inc. (“SST IV”, which merged into a subsidiary of SmartStop on March 17, 2021), which largely focused or continue to focus on self storage properties in the United States, may not be an indication of our future results. Furthermore, this is our Sponsor’s first REIT focused on student housing and senior housing properties. Such risks and uncertainties could have a material adverse effect on our results of operations and therefore on the value of an investment in our stock.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2021.

We incurred a net loss attributable to common stockholders of approximately $16.2 million for the fiscal year ended December 31, 2020. Our accumulated deficit was approximately $58 million as of December 31, 2020. Given that we are still early in our operational stage and due to the impact of COVID-19, our operations will likely not be profitable in 2021.

Our share redemption program is currently suspended, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

In March 2020, our board of directors approved the suspension of our share redemption program with respect to our common stockholders, effective as of May 3, 2020.

If our share redemption program is reinstated or our stockholders are otherwise able to have their shares redeemed, stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, will generally be made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemptions is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

The purchase price for shares purchased under our share redemption program will be equal to the then-current estimated net asset value per share for such class of shares. Accordingly, our stockholders may receive less by selling their shares back to us than the realizable value of their investment.

We may only calculate the value per share for our shares annually and, therefore, stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

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

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

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

We have paid, and if we resume distributions, we may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our Offerings (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders ’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders.

In the event we resume distributions, but do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. It is likely that some or all of the distributions that we make will represent a return of capital to our stockholders. For the year ended December 31, 2020 we funded 67.8% of our distributions using proceeds from the Primary Offering and 32.2% using proceeds from our distribution reinvestment plan. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

As of December 31, 2020, our total indebtedness was approximately $208.6 million, which included approximately $162.6 million in fixed rate debt, $1.95 million of loans under the Paycheck Protection Program (“PPP Loans”) and $44.0 million in variable rate debt (such variable rate debt referred to as the “KeyBank Bridge Loans”). The KeyBank Bridge Loans have a maturity date of April 30, 2022 and contain certain financial covenants. As a result of the suspension of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in the KeyBank Bridge Loans in future periods.  Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments.

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

The preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”) rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of such Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on such Preferred Units are cumulative and are payable monthly. The Preferred Units are entitled to receive distributions at a rate of 9% per annum on a specified liquidation amount and have a liquidation preference in the event of our involuntary liquidation, dissolution, or winding up of the affairs of our Operating Partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our common stockholders. As of December 31, 2020, our Operating Partnership had approximately $10.2 million of Preferred Units outstanding.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program, which is currently suspended, includes numerous restrictions that would limit a stockholder’s ability to sell their shares to us. If our share redemption program is reinstated, our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for a stockholder to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our shares should be considered only as a long-term investment because of the illiquid nature of the shares.

If we resume paying distributions, we may be unable to continue to pay or maintain cash distributions or increase distributions over time.

If we resume paying distributions, there are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2020, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. In such an event, our ability to pay distributions to our stockholders may be adversely affected.

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

We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, which impacts the United States and the markets in which we operate.  Our rental revenue and operating results depend significantly on the occupancy levels at our properties. As of the date of this report, we have seen decreased occupancy and increased expenses at our senior housing properties, and an increase in bad debt expense at our student housing properties, as a result of the COVID-19 pandemic.  While we have not experienced a corresponding decrease in occupancy at our student housing properties as of the date of this report, if the COVID-19 pandemic causes the universities served by our student housing properties to elect to forego on-campus instruction, we expect that occupancy at these properties will suffer.  If there is an outbreak of any health crisis, including COVID-19, that directly impacts one of our properties, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our properties. As a result of the COVID-19 pandemic, we have limited access to our properties, including restricting in-person tours for prospective residents.  Such restrictions could reduce rental revenue and ancillary operating revenue produced by our properties.  Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect our operators’ ability to adequately manage our properties as well as cause us to incur additional expense to adequately staff our properties.  The ultimate extent of the impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others

Risks Related to Conflicts of Interest

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

A majority of our executive officers and one of our directors are also officers of our Sponsor, our Advisor, our affiliated Property Manager, and other affiliates of our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our affiliated Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

Our transfer agent is an affiliate of our Sponsor that was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed in October 2017 and has had limited operations to date. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

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

Nelson Mullins Riley & Scarborough LLP (“Nelson Mullins”) acts as legal counsel to us and also represents our Sponsor, Advisor, and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

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

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the providing of transfer agent and registrar services and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.  In addition, we may be required to pay the contingent acquisition fees if we terminate the Advisory Agreement with our Advisor. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase in the future without stockholder approval if such increase is approved by a majority of our independent directors.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of our Public Offering were used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. To the extent we obtain any sources of debt or equity for future funding, such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

Demand for our student housing properties is closely correlated to enrollment at the colleges and universities served by our properties. If such colleges and universities were to substantially decrease enrollment or cease operations, leasing demand could be negatively affected. Enrollment at these institutions is subject to many factors outside of our control, including the reputation and ranking of the institution, and also broader economic factors. For example, the ongoing COVID-19 outbreak has caused many colleges and universities to move all classes to online or distance learning, which could make proximity to campus less of a concern for students.  The universities served by our student housing properties cancelled in-person classes and commenced online classes in the spring of 2020 and reopened in the fall of 2020 for hybrid learning with limited in-person instruction to support social distancing. Also, many governmental entities have imposed a wide range of restrictions on physical movement to limit the spread of COVID-19. In addition, we have closed our on-site offices to walk-in traffic and limited property tours to virtual experiences and by appointment only. Should the colleges and universities that our student housing properties serve elect to return to online-only instruction again, we would experience further adverse effects which could negatively impact our revenues and results of operations from our student housing properties.

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

On the same day, President Trump announced that the government would terminate cost-sharing reduction payments, or CSR payments, to health insurance companies. In December 2017, Congress passed the Tax Cuts and Jobs Act of 2017 (the “TCJA”) that eliminated the ACA’s tax penalty for individuals not covered by health insurance beginning in 2019. In response to the elimination of the tax penalty, on December 14, 2018, a judge in the U.S. District Court for the Northern District of Texas declared the ACA’s individual mandate unconstitutional and declared the remaining provisions of the ACA inseverable and invalid in the case of Texas v. United States of America. The decision noted that the elimination of the tax penalty via the TCJA invalidated the argument under National Federation of Independent Business v. Sebelius (2012) that upheld the ACA via the taxing power. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit. In December 2019, the Fifth Circuit affirmed the District Court’s decision regarding the unconstitutionality of the individual mandate, but remanded the case to the lower court on other issues. On November 10, 2020, the U.S. Supreme Court heard oral arguments in the case (now styled as California v. Texas). Three months after oral arguments, the new Biden Administration notified the Court of the federal government’s change in position from the Trump Administration.  In a February 10, 2021 letter, the Biden Administration notified the Court that the federal government now takes the position that the individual mandate is constitutional. The Biden Administration further stated that if the Court concludes that the individual mandate is unconstitutional, the provision can be severed from the remainder of the ACA. The Supreme Court’s decision in the case is anticipated in early 2021. Despite these legal challenges, the ACA remains in effect.

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

We intend to use medium-to-high leverage (between 55% to 60% loan to purchase price) and may place other permanent financing on our properties or obtain additional credit facilities or other similar financing. As of December 31, 2020, our debt leverage was 73%. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

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

As of December 31, 2020, we had the following loans outstanding: (i) on June 28, 2017, we, through the JPM Borrower, entered into the JPM Mortgage Loan in the amount of $29.5 million, (ii) on September 28, 2017, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Nationwide Loan in the amount of $23.5 million, (iii) on February 23, 2018, we, through three property-owning special purpose entities wholly-owned by our operating partnership, entered into the Freddie Mac Utah Loans in the aggregate amount of $46.9 million, (iv) on February 23, 2018, we, through the Initial KeyBank Bridge Borrowers, entered into the Utah Bridge Loan in the original amount of $24.5 million, (v) on August 31, 2018, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Freddie Mac Courtyard Loan in the amount of $63.2 million, and (vi) on August 31, 2018, we, through the Initial KeyBank Bridge Borrowers, entered into the Courtyard Bridge Loans to add two tranches to the Utah Bridge Loan for an additional aggregate amount of up to $41 million.

The JPM Mortgage Loan is secured by a first mortgage on the Fayetteville Property, the Nationwide Loan is secured by a first mortgage on the Tallahassee Property, each Freddie Mac Utah Loan is secured by a first mortgage on the Wellington, Cottonwood Creek, and Charleston properties, and the Freddie Mac Courtyard Loan is secured by a first mortgage on the Courtyard Property. The Utah Bridge Loan and the Courtyard Bridge Loans are secured by: a pledge of certain equity interests held by our Sponsor and certain of its subsidiaries and an entity controlled by Mr. Schwartz; a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, Charleston, and Courtyard properties; a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Public Offering; the right, title and interest in and to the bank account in which such equity interest proceeds will be deposited; and a pledge of distributions received by an affiliate of our Sponsor. We are required to apply net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan and Courtyard Bridge Loans, unless KeyBank otherwise consents. Each of the JPM Mortgage Loan, the Nationwide Loan, the Freddie Mac Utah Loans, the Freddie Mac Courtyard Loan, the Utah Bridge Loan and the Courtyard Bridge Loans (collectively, the “Outstanding Loans”) also imposes a number of financial covenant requirements on us and, in certain cases, on Mr. Schwartz. If we, or the other parties to the Outstanding Loans, as the case may be, should breach certain of those financial or other covenant requirements, or otherwise default on any of the Outstanding Loans, then the lenders with respect thereto, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, the respective lenders, as the case may be, could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us. In addition, the Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

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

ERISA and Code Section 4975 prohibit certain transactions that involve (i) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (ii) any person who is a “party-in-

interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the DOL plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.

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

As of December 31, 2020 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2020, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$618	198	589	95.6%
Tallahassee	September 28, 2017	August 2017	Florida State University	741	125	434	94.9%
Total				$660	323	1,023	95.3%

(1)	Calculated based on our base rental revenue earned during the year ended December 31, 2020 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of December 31, 2020.

As of December 31, 2020, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)(3)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,887	119	79.8%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,608	112	75.9%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	3,937	64	85.9%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,500	309	77.6%
Total				$4,365	604	78.6%

(1)	Calculated based on our revenue earned during the year ended December 31, 2020 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of December 31, 2020.

The weighted average capitalization rate for the two operating student housing properties we owned as of December 31, 2020 was approximately 5.29%. The weighted average capitalization rate for the four operating senior housing properties we owned as of December 31, 2020 was approximately 6.33%. The combined weighted average capitalization rate as of December 31, 2020 was approximately 5.93%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, property management oversight fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2020, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 19, 2021, we had approximately 11.6 million shares of Class A common stock outstanding, approximately 0.1 million shares of Class T common stock outstanding, approximately 0.1 million shares of Class W common stock outstanding, approximately 1.1 million shares of Class Y common stock outstanding and approximately 0.2 million shares of Class Z common stock outstanding held by a total of approximately 1,590 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. As of March 31, 2020, prior to suspension of our Primary Offering, we were offering shares of our Class Y common stock and our Class Z common stock in the Primary Offering at $9.30 per share and shares of our Class A, Class T, Class W, Class Y, and Class Z common stock at a price of $9.30 per share pursuant to our distribution reinvestment plan. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results.  Our board of directors also approved the suspension of our share redemption program and the suspension of distributions to our stockholders.

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

Determination of Estimated Per Share Net Asset Value

On September 28, 2020, our board of directors (the “Board”), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established our estimated net asset value per share (“Estimated Per Share NAV”) for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $6.08 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2020. The Estimated Per Share NAV was calculated as of June 30, 2020 during the COVID-19 pandemic in the United States. While it is difficult to quantify the impact of the COVID-19 pandemic on the Estimated Per Share NAV, we were significantly and negatively impacted by COVID-19. On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results.  Furthermore, we experienced lower operating revenues and increased costs during the six months ended June 30, 2020 as a direct result of COVID-19. For additional details, please see our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2020. Future valuations of our properties or other assets and liabilities could be further affected by COVID-19 or any associated weakened economic conditions. We are providing this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Guidelines”).

The Committee, comprised of our two independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the Estimated Per Share NAV, the consistency of the valuation methodology with real estate standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

The Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Duff & Phelps provided values for our two student housing properties and four senior housing properties owned as of June 30, 2020 and a calculation of a range of the estimated value per share of our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares as of June 30, 2020. The scope of work conducted by Duff & Phelps was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice. Each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Duff & Phelps to assist management in the allocation of purchase price for its student housing and senior housing property acquisitions. Other than its engagement as described herein, Duff & Phelps does not have any direct or indirect material interest in any transaction with us or our Advisor. We do not believe that there are any material conflicts of interest between Duff & Phelps, on the one hand, and us or our Advisor, on the other hand. We have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $5.34 to $6.86, with an approximate mid-range value per share of $6.08, as indicated in the valuation report provided by Duff & Phelps (the “Valuation Report”) was reasonable and recommended to the Board that it adopt $6.08 as the Estimated Per Share NAV for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares. The Board unanimously agreed upon the Estimated Per Share NAV of $6.08 recommended by the Committee, which determination is ultimately and solely the responsibility of the Board.

The table below sets forth the calculation of our estimated value per share as of June 30, 2020:

June 30, 2020
Assets
Investments in Real Estate Assets
Owned Senior Living (SHOP)	$196,300,000
Student Housing Properties	100,500,000
Total Market Value	$296,800,000

Other Assets
Cash & Cash Equivalents	$11,059,618
Restricted Cash	1,381,524
Minority Interest Investments	1,795,737
Prepaids, Accounts Receivable, and Misc.	1,822,316
Total Other Assets	$16,059,195

Liabilities
Fair Value of Debt	$208,105,911
Accounts Payable and Accrued Expenses	4,306,908
Due to Affiliates	8,321,375
Distributions Payable	2,508,275
Preferred Equity	10,150,066
Total Liabilities	$233,392,535

Net Asset Value (NAV)	$79,466,660
Number of Shares Outstanding	13,078,419

NAV Allocated to Class A Shares	$70,638,056
Number of Outstanding Class A Shares(1)	11,625,430
NAV Per Share – Class A	$6.08

NAV Allocated to Class T Shares	$471,498
Number of Outstanding Class T shares	77,598
NAV Per Share – Class T	$6.08

NAV Allocated to Class W Shares	$519,804
Number of Outstanding Class W Shares	85,548

NAV Per Share – Class W	$6.08

NAV Allocated to Class Y Shares	$6,825,656
Number of Outstanding Class Y Shares	1,123,349
NAV Per Share – Class Y	$6.08

NAV Allocated to Class Z Shares	$1,011,645
Number of Outstanding Class Z Shares	166,494
NAV Per Share – Class Z	$6.08

(1)	Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to our independent directors.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the Board considered the recommendation of the Committee, the Valuation Report provided by Duff & Phelps, and information provided by our management. Our goal in calculating the Estimated Per Share NAV is to arrive at a value that is reasonable and supportable using what the Committee and the Board each deems to be appropriate valuation methodologies and assumptions.

The Estimated Per Share NAV was calculated as of June 30, 2020 during the COVID-19 pandemic in the United States. While we are continuously monitoring the effect of the COVID-19 pandemic on the global economy and the student housing and senior housing industries in general, the long-term effects of COVID-19 could impact our Estimated Per Share NAV in future periods. For additional details, please see the recent market conditions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and, in our quarterly reports filed with the SEC. Future valuations of our properties or other assets and liabilities could be affected by COVID-19 or any associated weakened economic conditions.

The following is a summary of the valuation methodologies and assumptions used by the Board to value our assets and liabilities.

Real Estate Properties

We engaged Duff & Phelps to provide an appraisal, as of June 30, 2020, of our two student housing properties and our four senior housing properties (the “Appraised Properties”). Duff & Phelps’ opinion of value used in calculating the Estimated Per Share NAV above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of MAI.

The scope of work by Duff & Phelps in performing the appraisal of the Appraised Properties included:

•	analyzing the Appraised Properties on solely a desktop basis;
•

studying each of the student housing markets and the senior housing markets to measure current market conditions, supply and demand factors, growth patterns, and their effect on the Appraised Properties;

•	utilizing the income capitalization approach as the primary indicator of value for each of the Appraised Properties with support from the sales comparison approach;
•

delivering a range of values with a midpoint estimate for each of the Appraised Properties, as well as the underlying assumptions used in the analysis, including capitalization rates, discount rates, growth rates, and others as appropriate;

•	reviewing our other assets and liabilities and the estimate of our market value provided by us as of the valuation date;
•	reviewing our debt and analyzing the mark-to-market of the value of the assumed debt;
•

discussing with us the finalization of the market value estimates of all assets and liabilities held by us in order for us to arrive at a fair value estimate of the net asset value per share in conformance with the IPA Guidelines.

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then capitalized at an appropriate rate to derive an estimate of value (the “direct capitalization method”) or converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows (the “discounted cash flow method”). In the discounted cash flow method, the present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value. The discounted cash flow method is more appropriate for the analysis of investment properties with multiple leases, particularly leases with cancellation clauses or renewal options and especially in volatile markets. The direct capitalization method is normally more appropriate for properties with relatively stable operating histories and expectations. Duff & Phelps utilized the discounted cash flow method for all of the Appraised Properties.

In utilizing the discounted cash flow method, Duff & Phelps estimated the value of the individual Appraised Properties primarily by using a multiple year discounted cash flow analysis. Duff & Phelps calculated the value of the individual Appraised Properties using our historical financial data and forecasts going forward, base capitalization rates, terminal capitalization rates and discount rates that fall within ranges Duff & Phelps believes would be used by similar investors to value each of the Appraised Properties. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in student housing and senior housing. As a test of reasonableness, Duff & Phelps compared the metrics of the valuation of the Appraised Properties to current market activity of student housing properties and senior housing properties.

The sales comparison approach is a valuation technique that provides an estimation of value based on what other purchasers and sellers in the market have agreed to as price for comparable improved properties. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset. Duff & Phelps did not conduct a full analysis using the sales comparison approach, but did utilize the sales comparison approach to provide support for its value estimate.

We acquired the Appraised Properties for an aggregate purchase and development price of approximately $285 million. As of June 30, 2020, the total appraised midpoint value of the individual Appraised Properties as provided by Duff & Phelps using the valuation method described above was approximately $296.8 million. This represents an approximate 4.1% increase in the total value of the Appraised Properties over the aggregate purchase price.

The following summarizes the key assumptions that were used by Duff & Phelps to arrive at the midpoint estimated market value of the senior housing properties valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	6.25% to 6.50%	6.35%
Discount rate	7.75% to 8.25%	7.89%
Annual rent growth rate (market)	3.00% to 7.00%	5.47%
Operating expense margin	53.00% to 79.00%	55.77%
Holding period	5 years	N/A

The following summarizes the key assumptions that were used by Duff & Phelps to arrive at the midpoint estimated market value of the student housing properties valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	5.50%	5.50%
Discount rate	6.50%	6.50%
Annual rent growth rate (market)	3.00% to 6.20%	4.65%
Annual expense growth rate	3.00%	3.00%
Holding period	3 years	N/A

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $317.7 million. Similarly, an increase in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $279.3 million. Assuming all other factors remain unchanged, a decrease in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $303.2 million. Similarly, an increase in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $290.7 million.

Debt

The estimated value of the aggregate debt was equal to the aggregate amount of all principal balances outstanding as of June 30, 2020. The fair value of the aggregate debt was estimated by Duff & Phelps based on a comparison of the contractual terms of our debt instruments against market terms. Duff & Phelps did not utilize a discounted cash flow analysis to estimate the fair value of the aggregate debt due to the difficulty in determining an appropriate market interest rate for use in such an analysis in light of the impact of the COVID-19 pandemic on the mortgage industry in general and lending in the student housing industry and the senior housing industry in particular. As of June 30, 2020, the estimated fair value and aggregate amount of all principal balances outstanding of the debt were each approximately $208.1 million.

Other Assets and Liabilities

The carrying values of the majority of the other assets and liabilities were considered to equal their book value. Adjustments to the GAAP carrying basis of certain assets were made to other assets in accordance with the IPA Guidelines.

Limitations of Estimated Value Per Share

Current FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by the Board is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange. The estimated asset values may not represent current market value or book value. The estimated value of the Appraised Properties does not necessarily represent the value we would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale. As described above, we have been and will continue to be negatively impacted by COVID-19. The full magnitude of the pandemic and its ultimate effect on any future calculations of estimated net asset value per share is highly uncertain and cannot be predicted at this time.

Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that:

•	a stockholder would be able to resell their shares at this Estimated Per Share NAV;
•	a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of the assets and settlement of the liabilities or a sale of our company;
•	our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or
•	the methodology used to estimate the Estimated Per Share NAV will be in compliance with any future FINRA rules or ERISA reporting requirements.

Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2020. The Estimated Per Share NAV per share was based upon 13,078,419 shares of equity interests outstanding as of June 30, 2020, which was comprised of (i) 11,625,430 outstanding shares of Class A common stock, plus (ii) 77,598 outstanding shares of Class T common stock, plus (iii) 85,548 outstanding shares of Class W common stock, plus (iv) 1,123,349 outstanding shares of Class Y common stock, plus (v) 166,494 outstanding shares of Class Z common stock.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets. We currently anticipate publishing a new estimated share value on an annual basis.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For the years ended 2020, and 2019 all of our cash distributions constituted a non-taxable return of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2020 and 2019:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share
1st Quarter 2019	$2,690	$1,717,602	$0.153
2nd Quarter 2019	$5,164	$1,786,771	$0.155
3rd Quarter 2019	$3,993	$1,815,679	$0.155
4th Quarter 2019	$3,993	$1,870,343	$0.155
1st Quarter 2020	$3,950	$1,942,896	$0.155
2nd Quarter 2020	$—	$—	$—
3rd Quarter 2020	$—	$—	$—
4th Quarter 2020	$—	$—	$—

On March 30, 2020, based upon various factors, including the uncertainty relating to the COVID-19 pandemic and its potential impact on us and our overall financial results, our board of directors suspended distributions to our stockholders.   If we begin paying distributions again, we expect that, over the long term, a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2020, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,295,342
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,295,342

(1)

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under our incentive plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. At this time, we have no plans to issue any awards under our incentive plan, except for the granting of restricted stock to our independent directors. As of December 31, 2020, we had approximately 13,078,419 outstanding shares of common stock.

Recent Sales of Unregistered Securities

Restricted Stock Awards

On June 11, 2020, we issued 1,250 shares of restricted stock to each of Stephen G. Muzzy and Brent Chappell for their services as our independent directors. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

Through June 21, 2019, we offered Class A shares for $10.33 per share, Class T shares for $10.00 per share and Class W shares for $9.40 per share. As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering. On July 10, 2019, we began offering Class Y shares and Class Z shares at a price of $9.30 per share and up to $95 million in shares of our common stock pursuant to our distribution reinvestment plan at $9.30 per share for all classes of shares. As of March 31, 2020, prior to suspension of our Primary Offering, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended December 31, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2020	—	—	—	584,058
November 30, 2020	—	—	—	584,058
December 31, 2020	—	—	—	584,058

Our share redemption program is presently suspended. See Note 8 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the year ended December 31, 2020	As of and for the year ended December 31, 2019	As of and for the year ended December 31, 2018	As of and for the year ended December 31, 2017	As of and for the Period October 1, 2016 (date of inception) through December 31, 2016
Operating Data
Total revenues	$33,545,925	$33,772,061	$23,372,722	$3,651,331	$—
Net loss	(15,105,750)	(18,578,292)	(15,720,781)	(7,062,210)	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. Common Stockholders	(16,197,445)	(19,573,452)	(16,029,733)	(6,233,945)	—
Net loss per Class A common share-basic and diluted	(1.24)	(1.67)	(1.51)	(2.78)	—
Net loss per Class T common share-basic and diluted	(1.24)	(1.67)	(1.51)	—	—
Net loss per Class W common share-basic and diluted	(1.24)	(1.67)	(1.51)	—	—
Net loss per Class Y common share-basic and diluted	(1.24)	(1.67)	—	—	—
Net loss per Class Z common share-basic and diluted	(1.24)	(1.67)	—	—	—
Dividends declared per common share	0.155	0.62	0.62	0.25	—
Balance Sheet Data
Real estate facilities, net	$246,214,678	$253,695,134	$251,222,802	$97,003,667	$—
Total assets	259,539,727	273,078,407	277,969,615	115,126,186	2,000
Total debt, net	206,839,694	208,418,809	203,735,898	52,299,638	—
Total liabilities	222,664,634	222,717,798	212,909,330	54,566,859	—
Equity	21,366,654	35,494,345	52,304,923	60,255,483	2,000
Other Data
Net cash provided by (used in) operating activities	$(394,226)	$1,689,422	$845,685	$(1,285,994)	$—
Net cash used in investing activities	(1,024,994)	(11,415,818)	(172,770,042)	(106,437,232)	—
Net cash provided by (used in) financing activities	(194,432)	9,520,430	172,824,968	118,093,224	2,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share.

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

As of December 31, 2020 we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

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

As of December 31, 2020 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of December 31, 2020, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$618	198	589	95.6%
Tallahassee	September 28, 2017	August 2017	Florida State University	741	125	434	94.9%
Total				$660	323	1,023	95.3%

(1)	Calculated based on our base rental revenue earned during the year ended December 31, 2020 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of December 31, 2020.

Senior Housing

As of December 31, 2020, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,887	119	79.8%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,608	112	75.9%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	3,937	64	85.9%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,500	309	77.6%
Total				$4,365	604	78.6%

(1)	Calculated based on our revenue earned during the year ended December 31, 2020 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of December 31, 2020.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenues and expenses during the periods covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Our allocations of purchase prices are based on certain significant estimates and assumptions, variations in such could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements.

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

Consolidation of Investments in Joint Ventures

We evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the consolidated financial statements, as the joint venture entities included in our financial statements may vary based on the estimates and assumptions we use.

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

Results of Operations

Overview

As of December 31, 2020, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

At our student housing properties, all in-person property tours have been limited to appointment only and community events cancelled. Additionally, the universities served by our student housing properties cancelled in-person classes and commenced online classes in the spring of 2020 and reopened in the fall of 2020 for hybrid learning with limited in-person instruction to support social distancing. Furthermore, a portion of our residents and their guarantors were affected by the economic impact of the pandemic, resulting in a reduction of rent collections.  We have recognized a reduction of leasing and related revenues of approximately $0.1 million in the year ended December 31, 2020 for rent payments we have deemed not probable of being collected. As of December 31, 2020 our Fayetteville and Tallahassee properties are 95.6% and 94.9% occupied, respectively.  If the universities change their instruction platforms to on-line only or there is a “super spreader” event that directly impacts our residents, the occupancy and leasing and related revenue of our student housing properties could be adversely affected.

At our senior housing properties, we have limited visitors to our properties to essential visitors, which includes employees, care providers and medical personnel. Also, in-person prospective resident property tours have also been limited. The protective measures implemented at our properties and the local government “stay at home” mandates have limited our ability to accept new residents and have influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. As a result, we have experienced a decline in occupancy at our senior housing property portfolio of approximately 10% from March 31, 2020 to December 31, 2020 and lower leasing and related revenue as a result. Additionally, we have incurred incremental, COVID-19 related expenses of approximately $0.9 million in the year ended December 31, 2020, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees).

We expect the COVID-19 pandemic will continue to adversely affect our financial condition and results of operations into 2021, including but not limited to, our occupancy, leasing and related revenues, and additional expenses, as described above. The full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for fiscal year 2021 will depend on future developments which are highly uncertain and cannot be predicted at this time.

Comparison of the Years Ended December 31, 2020 and 2019

Leasing and Related Revenues - Student

Leasing and related revenues - student for the year ended December 31, 2020 were approximately $7.4 million, as compared to approximately $7.6 million for the year ended December 31, 2019, a decrease of approximately $0.2 million. The decrease is primarily attributable to a decrease in rental rates as well as bad debt write-offs as a result of the COVID-19 pandemic. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the universities served by our student housing properties revert back to online-only classes, we anticipate the occupancy and leasing and related revenue of these properties could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for each of the years ended December 31, 2020 and 2019 were approximately $26.2 million. Revenues increased during 2020 primarily due to the Memory Care expansion at the Courtyard property and were offset by a decrease in occupancy at the other senior properties due to the COVID-19 pandemic, which has broadly influenced prospective residents to delay moving into senior living communities. We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity. However, if the COVID-19 related governmental orders continue to remain in place, influencing care givers and prospective residents to elect to delay move-ins to our properties, we anticipate the occupancy and leasing and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student were approximately $3.8 million, for the year ended December 31, 2020 as compared to $4.0 million for the year ended December 31, 2019, a decrease of approximately $0.2 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the year ended December 31, 2020 were approximately $18.4 million, as compared to $16.9 million for the year ended December 31, 2019, an increase of approximately $1.5 million. The increase is primarily attributable to additional expenses incurred in response to the COVID-19 pandemic, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and additional labor costs. We expect to continue to incur additional expenses in response to the COVID-19 pandemic into 2021.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $2.8 million for each of the years ended December 31, 2020 and 2019. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were approximately $1.5 million, as compared to approximately $2.3 million for the year ended December 31, 2019, a decrease of approximately $0.8 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to a lower allocation of payroll from our Sponsor. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the year ended December 31, 2020 were approximately $12.5 million, as compared to approximately $15.4 million for the year ended December 31, 2019, a decrease of approximately $2.9 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our senior housing properties acquired in February 2018, which were fully amortized in 2019.

Interest Expense

Interest expense for the year ended December 31, 2020 was approximately $9.8 million, as compared to approximately $10.2 million for the year ended December 31, 2019, a decrease of approximately $0.4 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. The decrease was primarily due to a lower effective interest rate on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the year ended December 31, 2020 was approximately $0.6 million, as compared to approximately $0.7 million for the year ended December 31, 2019, a decrease of approximately $0.2 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Other

Other income for the year ended December 31, 2020 of approximately $0.8 million primarily related to stimulus grants received from the U.S. Department of Health and Human Services, as a result of the Coronavirus Aid, Relief, and Economic Security Act.  The funds were received based on assessed revenue losses and expenses at our senior care facilities, attributed to COVID-19.

Comparison of the Years Ended December 31, 2019 and 2018

Leasing and Related Revenues - Student

Leasing and related revenues - student for the year ended December 31, 2019 were approximately $7.6 million, as compared to approximately $8.4 million for the year ended December 31, 2018, a decrease of approximately $0.8 million. The decrease is primarily attributable to a decrease in occupancy at our Fayetteville property.

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

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended
	December 31, 2020	December 31, 2019	Change
Net cash flow provided by (used in):
Operating activities	$(394,226)	$1,689,422	$(2,083,648)
Investing activities	(1,024,994)	(11,415,818)	10,390,824
Financing activities	(194,432)	9,520,430	(9,714,862)

Cash flows provided by (used in) operating activities for the years ended December 31, 2020 and 2019 were approximately ($0.4) million and approximately $1.7 million, respectively, a change of approximately $2.1 million. The decrease in cash provided by operating activities was primarily the result of a decrease in cash provided by operating assets and liabilities.

Cash flows used in investing activities for the years ended December 31, 2020 and 2019 were approximately $1.0 million and approximately $11.4 million, respectively, a change of approximately $10.4 million. The decrease in cash used in investing activities is primarily the result of a decrease in cash used for additions to real estate facilities.

Cash flows provided by (used in) financing activities for the years ended December 31, 2020 and 2019 were approximately ($0.2) million and $9.5 million, respectively, a change of approximately $9.7 million. The decrease in cash provided by financing activities is primarily the result of a decrease in net debt inflows of approximately $5.4 million, and a reduction in net proceeds related to the issuance of common stock of approximately $7.0 million offset by a decrease in cash distributions of approximately $3.5 million.

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

In May 2020, we, through wholly-owned subsidiaries our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. We have used the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  No assurance is provided that we will obtain forgiveness under any of the PPP Loans in whole or in part.

On November 6, 2020 and December 16, 2020, we received stimulus grants of approximately $0.3 million and $0.5 million, respectively, from the U.S. Department of Health and Human Services (HHS), as a result of the CARES Act. These funds were received based on assessed revenue losses and expenses at our senior care facilities, attributed to COVID-19. The terms and conditions of these funds require payment recipients to certify that funds will only be used to prevent, prepare, and respond to COVID-19, and will only reimburse the recipient for health care-related expenses or lost revenues attributed to the coronavirus. There are no limitations placed on which quarters these funds must be applied to cover eligible losses provided that the funds are expended by July 31, 2021.

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

Distribution Policy

In order to retain cash and preserve financial flexibility in light of the impact that COVID-19 has had and could continue to have on our business and the uncertainty as to the ultimate severity, duration, and effects of the outbreak, on March 30, 2020, our board of directors approved the suspension of all distributions to our stockholders.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. Prior to the suspension of our distributions, we paid distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	the performance of any lease-up, development and redevelopment properties we may acquire;
•	any significant delays in construction for development or redevelopment properties we may acquire;
•	construction defects or capital improvements; and
•	capital expenditures and reserves for such expenditures.

The following shows our distributions paid and the sources of such distributions for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020		Year Ended December 31, 2019
Distributions paid in cash — common stockholders	$1,316,247		$4,837,730
Distributions paid in cash — Operating Partnership unitholders	3,950		15,839
Distributions reinvested	626,649		2,352,621
Total distributions	$1,946,846		$7,206,190
Source of distributions
Cash flows provided by operations	-	0.0%	$1,689,422	23.4%
Proceeds from our offerings	1,320,197	67.8%	3,164,147	43.9%
Offering proceeds from distribution reinvestment plan	626,649	32.2%	2,352,621	32.7%
Total sources	$1,946,846	100.0%	$7,206,190	100.0%

We did not commence paying distributions until September 2017. From our inception through December 31, 2020, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $58.0 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $45.5 million.

For the year ended December 31, 2020, we paid total distributions of approximately $1.9 million, as compared to net loss attributable to our common stockholders of approximately $16.2 million for the year ended December 31, 2020. Net loss attributable to our common stockholders for the year ended December 31, 2020 includes non-cash depreciation and amortization of approximately $12.5 million, and no acquisition related expenses.

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

Indebtedness

As of December 31, 2020, our total indebtedness was approximately $208.6 million, which included approximately $164.5 million in fixed rate debt and $44 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

In May 2020, we, through wholly-owned subsidiaries of our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. Each PPP Loan has a term of two years, accrues interest at a rate of 1.00%, and may be prepaid in whole or in part without penalty. No interest payments are due until the end of the deferral period in September 2021. We have used the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  We have applied for forgiveness for the PPP loans, however, no assurance is provided that we will obtain forgiveness under any of the PPP Loans in whole or in part.

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Cottonwood Loan (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Servicers agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due, effective with the monthly installment due on May 1, 2020 (the “Forbearance Amount”). The Forbearance Amount is being repaid without additional interest or prepayment premiums in no more than 12 equal monthly installments, remitted together with each regularly scheduled monthly installment commencing on August 1, 2020. The Forbearance Agreement may be terminated by the Freddie Mac Lender if the Cottonwood Borrower fails to meet certain conditions set forth in the Forbearance Agreement.

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. If the balance of the KeyBank Bridge Loans has not been reduced to $20 million by May 13, 2021, we will be required to pay a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, if the balance of the KeyBank Bridge Loans have not been reduced to $20 million by October 31, 2021, we will be required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized to pay interest but must generally be replenished. Additionally, as a result of the suspension of our Primary Offering and the continued adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods.  If our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due during the years ending December 31:
	Total	2021	2022-2023	2024-2025	Thereafter
Debt interest (1)	$49,518,813	$9,507,010	$15,719,122	$11,963,870	$12,328,811
Debt principal (1)	208,564,486	1,066,104	47,072,222	56,481,735	103,944,425
Total contractual obligations	$258,083,299	$10,573,114	$62,791,344	$68,445,605	$116,273,236
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

As of December 31, 2020, our debt consisted of approximately $208.6 million, which included approximately $164.6 million in fixed rate debt and $44.0 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2020:

	Year Ending December 31,
	2021	2022		2023	2024	2025	Thereafter	Total
Fixed rate debt	$1,066,104	$2,021,396		$1,034,276	$54,700,812	$1,780,923	$103,944,425	$164,547,936
Average interest rate	4.64%	4.64%		4.65%	4.64%	4.74%	4.94%	4.61%
Variable rate debt	$—	$44,016,550	(2)	$—	$—	$—	$—	$44,016,550
Average interest rate(1)	—	4.25%		—	—	—	—	4.25%

(1)	The average interest rate was calculated based on the rate in effect on December 31, 2020.
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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we are a non-accelerated filer, this report does not include an attestation report of our registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2021 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	54	Chairman of the Board of Directors and Chief Executive Officer	10/2016 – present
John Strockis	63	President and Chief Investment Officer	10/2016 – present
Matt F. Lopez	43	Chief Financial Officer and Treasurer	12/2020 – present
James L. Berg	68	Secretary	6/2019 – present
Stephen G. Muzzy	53	Independent Director	2/2018 – present
Brent Chappell	56	Independent Director	2/2018 – present

H. Michael Schwartz. Mr. Schwartz serves as the Chairman of our board of directors and Chief Executive Officer. Mr. Schwartz has served as an officer and director since our initial formation. Mr. Schwartz also serves as the Chief Executive Officer of our Advisor and Sponsor. He also serves as Executive Chairman of SmartStop. He served as Chief Executive Officer of SmartStop from January 2013 until June 2019. He also serves as Chief Executive Officer and Chairman of SSGT II, a private, non-traded REIT that, until June 2019, was sponsored by our Sponsor, and of Strategic Storage Trust VI, Inc. (“SST VI”), a private non-traded REIT sponsored by an affiliate of our Sponsor. He served as Chief Executive Officer of SST IV, a public non-traded self storage REIT that, until June 2019, was sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021.  He served as Chief Executive Officer and Chairman of SSGT, a public non-traded self storage REIT sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in January 2019. Mr. Schwartz served as Chief Executive Officer, President, and Chairman of SmartStop Self Storage, Inc. (“SmartStop Self Storage”) from August 2007 until the merger of SmartStop Self Storage with Extra Space Storage, Inc. (“Extra Space”) on October 1, 2015. Since February 2008, Mr. Schwartz has also served as Chief Executive Officer of Strategic Storage Holdings, LLC (“SSH”). He was appointed President of Strategic Capital Holdings, LLC in July 2004. Previously, he held the positions of Vice Chairman or Co-President of U.S. Advisor LLC from July 2004 until April 2007. He has more than 26 years of real estate, securities, and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (subsequently known as Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

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

Matt F. Lopez.  Mr. Lopez is our Chief Financial Officer and Treasurer, positions he has held since December 2020. He also serves as Chief Financial Officer and Treasurer for SSGT II, positions he has held since July 2019 and Chief Financial Officer and Treasurer for SST VI, positions he has held since October 2020. Mr. Lopez served as Chief Financial Officer and Treasurer of SST IV from January 2017 until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. From January 2017 until July 2019, he also served as the Chief Financial Officer of SST IV’s related advisor entity and, from January 2017 until June 2019, he served as Chief Financial Officer and Treasurer of SmartStop. Previously, from October 2015 to January 2017, Mr. Lopez served as a Controller for SmartStop Asset Management and, in such capacity, was assigned to the accounting, financial management, and SEC and regulatory reporting of SmartStop. He also served as a Controller of SmartStop Self Storage from November 2014 until its merger with Extra Space in October 2015. From 2000 to 2014, Mr. Lopez was with PricewaterhouseCoopers LLP, holding various positions including audit senior manager from 2008 to 2014. In his 14 years in public accounting, Mr. Lopez had extensive experience in the real estate industry working with REITs, real estate investment funds, homebuilders and land development companies. He is a Certified Public Accountant, licensed in California, and a member of the American Institute of Certified Public Accountants. Mr. Lopez holds a B.A. degree from the University of California, Los Angeles.

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

Stephen G. Muzzy. Mr. Muzzy is one of our independent directors and is the chairman of our audit committee and a member of our nominating and corporate governance committee and compensation committee. Mr. Muzzy is also an independent director of SST VI. Mr. Muzzy was also an independent director of SSGT until that company merged with and into a wholly-owned subsidiary of SmartStop in January 2019, and he was previously an independent director of SST IV. He has 20 years of experience in the commercial banking industry, including both real estate and construction lending for commercial, industrial, self storage, office and retail real estate properties. Mr. Muzzy is currently a Partner at MF Partners, an investment partnership focusing on commercial real estate, including multi-family industrial and retail, a position he has held since October 2012. Prior to MF Partners, Mr. Muzzy was a Senior Vice President at OneWest Bank from March 2012 to May 2014. Prior to OneWest Bank, Mr. Muzzy was a Senior Vice President and Senior Banker with JPMorgan Chase’s middle market banking group from January 2011 through March 2012, and a Vice President and Senior Relationship Manager with Wells Fargo’s commercial banking group from August 2007 through January 2011. From February 2006 through August 2007, Mr. Muzzy was a Vice President at Commerce National Bank. Mr. Muzzy began his banking career in 1994 with Wells Fargo, where he held various positions, including Vice President, Business Development Officer, Relationship Manager, and Store Manager. He is an active member of the community and currently serves as a director at the Hoag Hospital Foundation. He also previously served as a director of numerous other organizations, including Pretend City

Children’s Museum, Second Harvest Food Bank, Team Kids, The Mission Hospital Foundation and Casa Teresa. Mr. Muzzy graduated with a B.A. in Social Ecology from the University of California, Irvine, and has an MBA from Pepperdine University.

Brent Chappell. Mr. Chappell is one of our independent directors and is the chairman of our nominating and corporate governance committee and compensation committee and a member of our audit committee. He has 30 years of experience in real estate portfolio management and financing, including serving in different roles over the past 11 years at various healthcare REITs. Mr. Chappell is currently Executive Vice President – Portfolio Manager at Sabra Health Care REIT, Inc., or Sabra, a REIT focused on leasing healthcare properties to tenants and operators throughout the United States and Canada, a position he has held since July 2017. Prior to Sabra, Mr. Chappell was Senior Vice President of Investment and Portfolio Management at LTC Properties, Inc., or LTC, from June 2014 to June 2017 and a Vice President of Investment and Portfolio Management at LTC from June 2013 to June 2014. LTC is a REIT that invests in senior housing and healthcare properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions, including mezzanine lending. Prior to LTC, Mr. Chappell was Vice President of Portfolio Management at Nationwide Health Properties, Inc., which was acquired by Ventas, Inc. in June 2011. Mr. Chappell served in that role from March 2006 to February 2012. Nationwide Health Properties, Inc. was a REIT that invested primarily in healthcare real estate in the United States, and Ventas, Inc. is a REIT with investments in the United States, Canada and the United Kingdom. Mr. Chappell also served as Director, Asset Management for Pacific Life and in various asset and portfolio management positions for Catellus Development Corporation and The Koll Company. Mr. Chappell graduated with a B.A. in Political Science and Business Administration from the University of California, Los Angeles, has an MBA from the University of California, Irvine, and has a Master of Aging Services Management from the University of Southern California.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on February 27, 2018 (as amended, the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees, and officers of our Advisor, and its affiliates who perform material functions for us. We adopted the Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the “Governance Documents” section of our website located at www.strategicreit.com/site/sssht/page/information#gov.

Audit Committee

Our board of directors has an audit committee (the “Audit Committee”), which assists our board of directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the audit committee, board of directors, outside auditors and management. Our board of directors ratified the Audit Committee’s adoption of its charter on February 27, 2018 (as amended, the “Audit Committee Charter”). A copy of our Audit Committee Charter is available in the “Governance Documents” section of our website located at www.strategicreit.com/site/sssht/page/information#gov. The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules, and regulations.

The members of the Audit Committee are our two independent directors, Brent Chappell and Stephen G. Muzzy, with Mr. Muzzy currently serving as Chairman of the Audit Committee. Our board of directors has determined that Mr. Muzzy satisfies the requirements for an “Audit Committee financial expert” and has designated Mr. Muzzy as the Audit Committee financial expert in accordance with applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis – Executive Compensation

We do not directly compensate our executive officers for services rendered to us.  We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and the Compensation Committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the Compensation Committee will review all forms of compensation to our executive officers and approve all equity-based awards to our executive officers.

A majority of our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse certain expenses pursuant to our Advisory Agreement. However, as a result of the suspension of our Public Offering in the first quarter of 2020, none of our executive officers’ time was spent on matters connected to our Public Offering for the year ended December 31, 2020, and accordingly, there were no such fees or reimbursements to our Advisor during the 2020 fiscal year.  During the year ended December 31, 2020, we reimbursed our Sponsor for $327, which is the amount of premiums paid on a life insurance policy our Sponsor has purchased for the benefit of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2020—Director Life Insurance Policies,” below.

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

Director Compensation for the Year Ended December 31, 2020

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$327	$327
Stephen G. Muzzy	$42,750	(3)	$11,750	$—	$—	$—	$982	$55,482
Brent Chappell	$40,750	(4)	$11,750	$—	$—	$—	$982	$53,482

(1)	This column represents the full grant date fair value in accordance with FASB ASC Topic 718.
(2)	Represents payment of life insurance premiums, as discussed below.
(3)	Amount includes total fees earned or paid during the year ended December 31, 2020, of which $2,000 was earned during the year ended December 31, 2020, and was paid during 2021.
(4)	Amount includes total fees earned or paid during the year ended December 31, 2020, of which $2,000 was earned during the year ended December 31, 2020, and was paid during 2021.

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

Cash Compensation to Directors

Beginning on May 1, 2018, the effective date of our public offering (the “Public Offering”), each of our independent directors was entitled to a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attended by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the Audit Committee if there was a meeting of such committee). For the year ended December 31, 2020, the directors earned an aggregate of $83,500.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Mr. Muzzy and Mr. Chappell have each received a total of 6,250 shares of restricted stock of which 2,188 shares had vested as of December 31, 2020. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

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

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2020, there were approximately 1,295,342 shares available for issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

Director Life Insurance Policies

Our Sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2020, we reimbursed our Sponsor for the total premiums paid on such life insurance policies, which was $2,291. Of this amount, $327 was attributed to the policy covering H. Michael Schwartz, $982 was attributed to the policy covering Stephen G. Muzzy and $982 was attributed to the policy covering Brent Chappell. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2020, decisions regarding director compensation were made by our Compensation Committee, consisting of our two independent directors, Messrs. Chappell and Muzzy, with Mr. Chappell serving as Chairman of the Compensation Committee. No member of the Compensation Committee served as an officer or employee of us or any of our affiliates during 2020, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of March 19, 2021, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 13.1 million shares of common stock issued and outstanding as of March 19, 2021.

	Common Stock
	Beneficially Owned(1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
Directors and Executive Officers
H. Michael Schwartz, Chairman of the Board of Directors and Chief Executive Officer	111.11	*
John Strockis, President and Chief Investment Officer	—	—
Matt F. Lopez, Chief Financial Officer and Treasurer	—	—
James L. Berg, Secretary	—	—
Stephen G. Muzzy, Independent Director	1,250.00	*
Brent Chappell, Independent Director	1,250.00	*
All directors and executive officers as a group	2,611.11	*
5% or Greater Stockholders
Comrit Investments 1, LP	1,085,972.85	8.6%

*	Represents less than 1% of our outstanding common stock as of March 19, 2021.
(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 19, 2021. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

The address of each of the beneficial owners other than Comrit Investments 1, LP is 10 Terrace Road, Ladera Ranch, California 92694. The address of Comrit Investments 1, LP is 9 Ahad Ha’am Street, Tel Aviv, Israel 6129101

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

Certain Relationships and Related Transactions

General

Certain of our executive officers and one of our directors hold ownership interests in and/or are officers of our Sponsor, our Advisor, our Property Manager, our Former Dealer Manager, our Transfer Agent, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our Former Dealer Manager and our Property Manager.

We are or have been a party to agreements giving rise to material transactions between us and our affiliates, including, but not limited to our Advisory Agreement, our Advisor Funding Agreement, our Dealer Manager Agreement with our Former Dealer Manager, our Unit Purchase Agreement, and our Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2020. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

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

Organization and offering costs of the Public Offering were paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of the Public Offering; provided, however, that our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares.  Our Advisor also agreed to fund, and will not be reimbursed for, organization and offering costs up to an amount equal to 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares, provided, however, that our Advisor may cease paying such amounts in its sole discretion, as described in more detail in “Advisor Funding Agreement” below. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our stock; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

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

Pursuant to our Advisory Agreement, our Advisor is responsible for overseeing any third party property managers or operators and may delegate such responsibility to its affiliates. Our Advisor will assign such oversight responsibilities to our Property Manager. For properties managed by third-parties directly engaged by us or through our subsidiaries, including through our taxable REIT subsidiaries, we will pay our Property Manager an oversight fee equal to 1% of the gross revenues attributable to such properties; provided, however, that our Property Manager will receive an oversight fee equal to 1.5% of the gross revenues attributable to any senior housing property other than such properties that are leased to third party tenants under triple-net or similar lease structures. In the event any of our properties are managed directly by our Property Manager, we will pay our Property Manager a property management fee equal to a percentage of gross revenues of the applicable property, which we expect to be 3% for student housing properties and 5% for senior housing properties. Pursuant to our Advisory Agreement, our Advisor is also responsible for managing or assisting with planning and coordination of construction or redevelopment of our properties, or construction of any capital improvements thereon, and may delegate such responsibility to its affiliates. Our Advisor will assign such construction management or assistance responsibilities to our Property Manager. For each property for which the Advisor or its affiliates assist with planning and coordinating the construction or redevelopment of such property or construction of any capital improvements thereon, we may pay the respective party a Construction Management Fee of 5% of the amount of such improvements in excess of $10,000.

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

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2020.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to our Advisory Agreement, beginning four fiscal quarters after the commencement of our Public Offering, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined therein, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined therein, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2019, our Advisor paid approximately $1.3 million in operating expenses on our behalf, and we reimbursed approximately $0.9 million in operating expenses to our Advisor. For the year ended December 31, 2020, we reimbursed approximately $1.5 million in operating expenses to our Advisor.

Advisor Funding Agreement

On July 10, 2019, we entered into an Advisor Funding Agreement (the “Advisor Funding Agreement”) by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses is expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us if the organization and offering expenses exceed the 1% estimate being funded by our Advisor. Conversely, we must reimburse our Advisor to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor. As of December 31, 2020, we have raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Class Z shares, and have received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Class Z shares. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares will exceed 1% at the termination of the Public Offering. Accordingly, as of December 31, 2020, we have recorded a receivable from our Advisor for organization and offering expenses incurred through December 31, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

Dealer Manager Agreement

Our Sponsor indirectly owns a 15% beneficial non-voting equity interest in Select Capital Corporation, our Former Dealer Manager, and affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Our Former Dealer Manager served as our Dealer Manager for our Public Offering pursuant to a Dealer Manager Agreement approved by our board of directors that took effect upon the commencement of the Public Offering in May 2018 (as amended, the “Dealer Manager Agreement”). On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. Our Former Dealer Manager provided wholesaling, sales promotional and marketing services to us in connection with our Public Offering. Specifically, our Former Dealer Manager ensured compliance with SEC rules and regulations and FINRA rules relating to the sale process and participating broker-dealer relationships, assisted in the assembling of prospectus kits, assisted in the due diligence process and ensured proper handling of investment proceeds.

Our Former Dealer Manager was entitled to a sales commission of 6.0% of gross proceeds from sales of Class A shares and 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee of 3.0% of gross proceeds from sales of Class A shares and Class T shares in the Primary Offering.

As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering, and on July 10, 2019, we commenced offering Class Y shares and Class Z shares. On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Pursuant to the Dealer Manager Agreement, we paid our Former Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the Primary Offering. However, as described above, our Advisor agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold in the Primary Offering, subject to certain limitations. Our Former Dealer Manager received an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering. Our Former Dealer Manager also received an ongoing dealer manager servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. Our Former Dealer Manager also re-allowed to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager generally re-allowed 100% of the stockholder servicing fee to participating broker-dealers, provided, however, that our Former Dealer Manager did not re-allow the stockholder servicing fee to any registered representative of a participating broker-dealer if such registered representative ceased to serve as the representative for an investor in our Public Offering. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the aggregate underwriting compensation from all sources will exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement.

In accordance with FINRA rules, in no event will our total underwriting compensation in the Public Offering, including, but not limited to, sales commissions, stockholder servicing fees, the dealer manager fee and expense reimbursements to our Former Dealer Manager and participating broker-dealers, exceed 10% of our gross Public Offering proceeds, in the aggregate. We also paid an additional amount of gross Public Offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross Public Offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Public Offering and our organization, but in no event will such amounts exceed 15% of the gross Public Offering proceeds raised by us in the terminated or completed Public Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross Public Offering proceeds.

Unit Purchase Agreement

On June 28, 2017, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SAM Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of our Sponsor. Pursuant to the Unit Purchase Agreement, as amended, the Operating Partnership agreed to issue Preferred Units to the Preferred Investor in connection with preferred equity investments by the Preferred Investor of up to $12 million in exchange for up to 480,000 preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accumulated and unpaid distributions (the “Investment”).  The Investment may be made in one or more tranches and may only be used for (i) the acquisition of any student housing and senior housing property, (ii) repayment of indebtedness and (iii) working capital and general corporate purposes,.

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

The holders of Preferred Units receive distributions at a rate of 9.0% per annum (the “Pay Rate”), payable monthly and calculated on an actual/360 day basis. Accumulated but unpaid distributions, if any, accrue at the Pay Rate. The preferred units of limited partnership interests in our Operating Partnership rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, any cash we have to pay distributions otherwise may be used to pay distributions to the holder of such preferred units first, provided, however, that pursuant to the terms of the KeyBank Bridge Loans, we are restricted from paying distributions on the Preferred Units until such loans are repaid.

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

The Preferred Investor has not made any additional investments in the year ended December 31, 2020. As of December 31, 2020 and 2019, approximately $10.2 million and $10.1 million, respectively, of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $2.5 million and $1.3 million, respectively.

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

We paid our Transfer Agent a one-time setup fee and will pay our Transfer Agent the following fees: (i) a fixed fee of $10,120 per quarter, (ii) a one-time account setup fee of $40 per account, (iii) a monthly fee of $3.93 per open account per month, (iv) a one-time transfer fee of $40 per each transferred account, (v) a monthly portal fee of $0.25 per account, and (vi) a phone call fee of $5 per each investor call received. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

Investments in Reno Student Housing & Power 5 Conference Student Housing I, DST

For details regarding our investment in Reno Student Housing & Power 5 Conference Student Housing I, DST as of December 31, 2020, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2020 and 2019 and for the years then ended, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

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

Fees to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2020 and 2019, respectively, are set forth in the table below:

	BDO USA, LLP for the Year Ended December 31, 2020	BDO USA, LLP for the Year Ended December 31, 2019
Audit Fees	$125,421	$152,864
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$125,421	$152,864

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

All services rendered by BDO in the years ended December 31, 2020 and 2019 were pre-approved in accordance with the policies set forth above.

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
10.14

Employee and Director Long Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.15

Loan Agreement, between SSSST 700 W Virginia St, LLC and Nationwide Life Insurance Company, dated September 28, 2017, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.16

Mortgage and Security Agreement, between SSSST 700 W Virginia St, LLC and Nationwide Life Insurance Company, dated September 28, 2017, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.17

Promissory Note for the benefit of Nationwide Life Insurance Company dated September 28, 2017, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.18

Multifamily Loan and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.19

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.20

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.21

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $28,709,000, by SSSHT PropCo 4522 S 1300 E, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.22

Multifamily Loan and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.23

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.20 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.24

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.21 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.25

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $9,337,000, by SSSHT PropCo 1245 E Murray Holladay Road, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.26

Multifamily Loan and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.27

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.28

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.29

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $8,859,000, by SSSHT PropCo 10020 N 4600 W Street, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.30

Cross-Collateralization Agreement, by and among SSSHT PropCo 4522 S 1300 E, LLC, SSSHT PropCo 1245 E Murray Holladay Road, LLC, SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.27 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.31

Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated February 23, 2018, incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.32

Second Amended and Restated Guaranty Agreement, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.33

First Credit Agreement Supplement and Amendment, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated August 31, 2018, incorporated by reference to Exhibit 10.5 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.34

Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC, and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.7 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.35

Amended and Restated Promissory Note, in the principal amount of $56,500,000, by SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.6 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.36

Multifamily Loan and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.37

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.38

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.39

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $63,200,000, by SSSHT PropCo SE Division Street, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.4 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.40

Guaranty of Completion, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association and any subsequent holder of the Note, effective as of August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 12, 2018, Commission File No. 333-220646

10.41

Second Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC and SmartStop Asset Management, LLC as borrower, and KeyBank National Association, as lender, dated March 29, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.42

Second Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC and KeyBank National Association, dated March 29, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.43 10.44

Fourth Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC, and SmartStop Asset Management, LLC, as borrower, and KeyBank National Association, as lender, dated February 27, 2020 incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 4, 2020, Commission File No. 333-220646

Fifth Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC, and SmartStop Asset Management, LLC, as borrower, and KeyBank National Association, as lender, dated November 13, 2020, incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on November 16, 2020, Commission File No. 333-220646

21.1

Subsidiaries of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 1 the Company’s Registration Statement on Form S-11, filed on November 30, 2018, Commission File No. 333-220646

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
101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Year Ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 26, 2021.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 26, 2021
H. Michael Schwartz

/s/ Matt F. Lopez	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2021
Matt F. Lopez

/s/ Stephen G. Muzzy	Independent Director	March 26, 2021
Stephen G. Muzzy

/s/ Brent Chappell	Independent Director	March 26, 2021
Brent Chappell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish a proxy statement to security holders subsequent to the filing of this Annual Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Student & Senior Housing Trust, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Student & Senior Housing Trust, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 26, 2021

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	233,595,134	232,934,499
Site improvements	4,259,917	4,259,917
Furniture, fixtures and equipment	11,459,112	10,858,329
	270,002,163	268,740,745
Accumulated depreciation	(23,890,898)	(15,243,833)
	246,111,265	253,496,912
Construction in process	103,413	198,222
Real estate facilities, net	246,214,678	253,695,134
Cash and cash equivalents	7,641,540	7,511,103
Restricted cash	1,811,453	3,555,542
Other assets	3,245,724	3,870,696
Intangible assets, net	626,332	4,445,932
Total assets	$259,539,727	$273,078,407
LIABILITIES AND EQUITY
Debt, net	$206,839,694	$208,418,809
Accounts payable and accrued liabilities	3,689,146	4,215,397
Due to affiliates	9,043,433	8,118,348
Distributions payable	3,092,361	1,965,244
Total liabilities	222,664,634	222,717,798
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	4,723,961
Preferred equity in our Operating Partnership	10,157,829	10,142,303
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,625,430 and 11,565,901 shares issued and outstanding at December 31, 2020 and 2019, respectively	11,625	11,566
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 and 76,991 issued and outstanding at December 31, 2020 and 2019, respectively	78	77
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 and 85,198 issued and outstanding at December 31, 2020 and 2019, respectively	87	86
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 and 768,611 issued and outstanding at December 31, 2020 and 2019, respectively	1,122	768
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 and 159,070 issued and outstanding at December 31, 2020 and 2019, respectively	167	159
Additional paid-in capital	97,676,432	93,609,304
Distributions	(17,199,735)	(15,238,571)
Accumulated deficit	(58,034,575)	(41,837,130)
Total Strategic Student & Senior Housing Trust, Inc. equity	22,455,201	36,546,259
Noncontrolling interests in our Operating Partnership	(1,088,547)	(1,051,914)
Total equity	21,366,654	35,494,345
Total liabilities and equity	$259,539,727	$273,078,407

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues:
Leasing and related revenues – student	$7,391,722	$7,616,750	$8,422,326
Leasing and related revenues – senior	26,154,203	26,155,311	14,950,396
Total revenues	33,545,925	33,772,061	23,372,722
Operating expenses:
Property operating expenses – student	3,847,661	3,969,067	4,252,853
Property operating expenses – senior	18,385,825	16,936,958	9,534,673
Property operating expenses – affiliates	2,832,797	2,774,621	1,547,821
General and administrative	1,508,517	2,328,994	1,822,190
Depreciation	8,647,065	8,090,701	5,898,283
Intangible amortization expense	3,819,600	7,283,174	8,027,531
Acquisition expenses – affiliates	—	-	154,136
Other property acquisition expenses	—	-	323,906
Total operating expenses	39,041,465	41,383,515	31,561,393
Operating loss	(5,495,540)	(7,611,454)	(8,188,671)
Other expense income (expense):
Interest expense	(9,801,601)	(10,222,569)	(6,685,130)
Interest expense – debt issuance costs	(559,183)	(728,601)	(773,355)
Other	750,574	(15,668)	(73,625)
Net loss	(15,105,750)	(18,578,292)	(15,720,781)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,108,852)	(990,617)	(317,541)
Less: Accretion of preferred equity costs	(15,526)	(46,595)	(30,758)
Net loss attributable to the noncontrolling interests in our Operating Partnership	32,683	42,052	39,347
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(16,197,445)	$(19,573,452)	$(16,029,733)
Net loss per Class A share – basic and diluted	$(1.24)	$(1.67)	$(1.51)
Net loss per Class T share – basic and diluted	$(1.24)	$(1.67)	$(1.51)
Net loss per Class W share – basic and diluted	$(1.24)	$(1.67)	$(1.51)
Net loss per Class Y share – basic and diluted	$(1.24)	$(1.67)	$—
Net loss per Class Z share – basic and diluted	$(1.24)	$(1.67)	$—
Weighted average Class A shares outstanding – basic and diluted	11,609,243	11,404,713	10,626,983
Weighted average Class T shares outstanding – basic and diluted	77,525	64,079	4,424
Weighted average Class W shares outstanding – basic and diluted	85,506	77,581	12,219
Weighted average Class Y shares outstanding – basic and diluted	1,085,183	155,200	—
Weighted average Class Z shares outstanding – basic and diluted	165,608	50,468	—

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2020, 2019 and 2018

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2017	8,948,551	$8,948	—	$—	—	$—	$—	$—	$—	$—	$68,799,264	$(1,379,950)	$(6,233,945)	$61,194,317	$(938,834)	$60,255,483	$—	$303,844
Gross proceeds from issuance of common stock	1,913,442	1,913	36,250	36	43,830	44	—	—	—	—	18,280,442	—	—	18,282,435	—	18,282,435	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(3,556,173)	—	—	(3,556,173)	—	(3,556,173)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(2,371,110)	—	—	(2,371,110)	—	(2,371,110)	—	2,371,110
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,300)
Distributions	—	—	—	—	—	—	—	—	—	—	—	(6,601,688)	—	(6,601,688)	—	(6,601,688)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,842)	(15,842)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(317,541)	—
Issuance of shares for distribution reinvestment plan	252,642	253	49	—	166	—	—	—	—	—	2,370,857	—	—	2,371,110	—	2,371,110	—	—
Issuance of restricted stock	7,500	8	—	—	—	—	—	—	—	—	—	—	—	8	—	8	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	9,780	—	—	9,780	—	9,780	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(16,029,733)	(16,029,733)	—	(16,029,733)	317,541	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(39,347)	(39,347)	—	—
Issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,064,950	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	30,758	—
Balance as of December 31, 2018	11,122,135	11,122	36,299	36	43,996	44	-	-	-	-	83,533,060	(7,981,638)	(22,263,678)	53,298,946	(994,023)	52,304,923	10,095,708	2,659,654
Gross proceeds from issuance of common stock	235,818	236	33,600	34	39,149	39	766,075	766	158,764	159	11,713,909	—	—	11,715,143	—	11,715,143	—	—
Offering costs	—	—			—	—					(2,180,377)	—	—	(2,180,377)	—	(2,180,377)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	522,080	—	—	522,080	—	522,080	—	—
Changes to redeemable common stock	—	—	—	—	—	—					(2,352,621)	—	—	(2,352,621)	—	(2,352,621)	—	2,352,621
Redemptions of common stock	(35,340)	(36)	—	—	—	—	—	—	—	—	—	—	—	(36)	—	(36)	—	(288,314)
Distributions	—	—	—	—	—	—					—	(7,256,933)	—	(7,256,933)	—	(7,256,933)	—	—
Distributions of common stock	—	—	5,307	5	909	1	—	—	—	—	(6)	—	—	-	—	-	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,839)	(15,839)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(990,617)	—
Issuance of shares for distribution reinvestment plan	240,789	241	1,785	2	1,144	2	2,536	2	306	—	2,352,374	—	—	2,352,621	—	2,352,621	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	20,885	—	—	20,885	—	20,885	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(19,573,452)	(19,573,452)	—	(19,573,452)	990,617	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,052)	(42,052)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—					—	—	—	—	—	—	46,595	—
Balance as of December 31, 2019	11,565,901	11,566	76,991	77	85,198	86	768,611	768	159,070	159	93,609,304	(15,238,571)	(41,837,130)	36,546,259	(1,051,914)	35,494,345	10,142,303	4,723,961

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2019	11,565,901	$11,566	76,991	$77	85,198	$86	768,611	$768	159,070	$159	$93,609,304	$(15,238,571)	$(41,837,130)	$36,546,259	$(1,051,914)	$35,494,345	$10,142,303	$4,723,961
Gross proceeds from issuance of common stock	-	-	—	—	—	—	349,320	349	6,989	7	3,313,317	—	—	3,313,673	—	3,313,673	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(614,085)	—	—	(614,085)	—	(614,085)	—	—
Adjustment to offering costs (Note 7)											503,373			503,373	—	503,373
Reimbursement of offering costs by Advisor (Note 7)	—	—	—	—	—	—	—	—	—	—	839,548	—	—	839,548	—	839,548	—	-
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(626,649)	—	—	(626,649)	—	(626,649)	—	626,649
Redemptions of common stock	(3,544)	(4)	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,961,164)	—	(1,961,164)	—	(1,961,164)	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,950)	(3,950)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	-	—	—	-	—	-	(1,108,852)	—
Issuance of shares for distribution reinvestment plan	60,573	60	607	1	350	1	5,418	5	435	1	626,581	—	—	626,649	—	626,649	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	25,043	—	—	25,043	—	25,043	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(16,197,445)	(16,197,445)	—	(16,197,445)	1,108,852
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,683)	(32,683)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,526	—
Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(15,105,750)	$(18,578,292)	$(15,720,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,466,665	15,373,875	13,925,814
Amortization of debt issuance costs	559,183	728,601	773,355
Stock based compensation expense related to issuance of restricted stock	25,043	20,885	9,780
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	167,077	(226,107)	(811,946)
Accounts payable and accrued liabilities	(411,357)	1,082,489	1,130,893
Due to affiliates	1,904,913	3,287,971	1,538,572
Net cash provided by (used in) operating activities	(394,226)	1,689,422	845,687
Cash flows from investing activities:
Purchase of real estate facilities	—	—	(170,123,441)
Additions to real estate facilities	(1,458,034)	(11,415,818)	(1,882,767)
Investment in equity method investment	—	—	(763,834)
Investment in company owned life insurance	—	(420,243)	—
Settlement of company owned life insurance	433,040	420,243	—
Net cash used in investing activities	(1,024,994)	(11,415,818)	(172,770,042)
Cash flows from financing activities:
Proceeds from issuance of non-revolving mortgage debt	—	—	110,105,000
Proceeds from issuance of PPP Loans	1,950,000	—	—
Proceeds from issuance of KeyBank Bridge Loans	—	8,861,135	55,119,820
Principal payments of KeyBank Bridge Loans	(3,099,934)	(4,559,580)	(12,304,891)
Scheduled principal payments on mortgage debt	(507,064)	—	—
Debt issuance costs	(480,165)	(223,018)	(2,242,169)
Issuance of preferred equity in our Operating Partnership	—	—	10,064,950
Gross proceeds from issuance of common stock	3,313,673	11,641,271	18,121,903
Offering costs	(265,910)	(1,569,131)	(1,919,882)
Reimbursement of offering costs by Advisor	245,557	496,580	—
Redemptions of common stock	(30,392)	(273,258)	—
Distributions paid to common stockholders	(1,316,247)	(4,837,730)	(4,105,267)
Distributions paid to Operating Partnership unitholders	(3,950)	(15,839)	(14,496)
Net cash provided by (used in) financing activities	(194,432)	9,520,430	172,824,968
Net change in cash, cash equivalents, and restricted cash	(1,613,652)	(205,966)	900,613
Cash, cash equivalents, and restricted cash, beginning of year	11,066,645	11,272,611	10,371,998
Cash, cash equivalents, and restricted cash, end of year	$9,452,993	$11,066,645	$11,272,611
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$9,575,395	$10,236,148	$6,440,337
Interest capitalized	$—	$394,240	$47,333
Additions to debt issuance costs included in accounts payable and accrued liabilities	$—	$23,720	$—
Deposits applied to purchase of real estate	$—	$—	$1,000,000
Deposits applied to debt issuance costs	$—	$—	$123,100
Acquisition costs included in due to affiliates	$—	$—	$1,980,000
Additions to real estate and construction in process in accounts payable and accrued liabilities	$40,642	$291,425	$1,144,210
Proceeds from issuance of common stock previously in accounts payable and accrued liabilities	$—	$73,900	$—
Other assets included in accounts payable and accrued liabilities	$—	$—	$67,478
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$348,172	$810,771	$821,523
Adjustment to offering costs included in due to affiliates	$(1,097,364)	$—	$—
Non-cash preferred equity issuance in our Operating Partnership	$—	$—	$100,649
Distributions payable	$1,788,727	$1,646,356	$908,046
Redemptions of common stock included in accounts payable and accrued liabilities	$—	$30,392	$15,300
Issuance of shares pursuant to distribution reinvestment plan	$626,649	$2,352,621	$2,371,110

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Offering Related

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of shares (Class Y common stock and Class Z common stock) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and offered Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results.  Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders. As of December 31, 2020, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

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

As of December 31, 2020 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the student housing and senior housing properties that we acquire. As of December 31, 2020, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

Other Corporate History

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Public Offering. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

December 31, 2020

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the year ended December 31, 2020, we have experienced lower occupancy at our senior housing properties and reduced rent payment collections at our student housing properties, which have adversely impacted our leasing and related revenues.  Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees) at our senior housing properties. The extent and duration to which our operations, cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

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

As of December 31, 2020, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

We may maintain cash and cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

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

During the years ended December 31, 2020 and 2019, we did not acquire any properties or incur any acquisition-related transaction costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including any that may be held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2020 and 2019, no impairment losses were recognized.

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

The majority of our revenues are derived from lease and lease related revenues, and the majority of such revenue is not subject to the revenue recognition guidance (“ASC Topic 606”) under GAAP. The revenues derived from our leases are accounted for pursuant to ASU 2016-02, “Leases (ASC Topic 842).” ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. We adopted ASU 2016-02 on January 1, 2019, using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements and its adoption did not have a material impact on our consolidated financial statements.

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

December 31, 2020

Our revenues that are within the scope of ASC Topic 606 are:

•	The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed.

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis. For the year ended December 31, 2018 such amounts were recorded in property operating expenses.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2020 and 2019, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $21.7 and $17.8 million, respectively.

The total additional estimated future amortization expense of intangible assets recognized as of December 31, 2020 will be approximately $0.6 million for the year ending December 31, 2021.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.7 million and $1.8 million as of December 31, 2020 and 2019, respectively.

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for 1.0% of the gross

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor.  Additionally, our Advisor has also agreed to fund, and will not be reimbursed for, organization and offering costs up to an amount equal to 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares sold in our Public Offering, which we recognize as a capital contribution from our Advisor.

Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminates to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor.  If at any point in time we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to exceed 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such excess as a receivable from our Advisor and a corresponding capital contribution from our Advisor. If we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to be less than 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such difference as a payable to our Advisor and a reduction of additional paid-in capital. Offering costs associated with the Primary Offering are recorded as an offset to additional paid-in capital, and organization costs are recorded in general and administrative expenses. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares will exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred through December 31, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

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

December 31, 2020

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

December 31, 2020

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

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate debt payable at December 31, 2020 and 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$174,250,000	$161,163,852	$169,532,000	$161,422,833

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

   The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities.  As of December 31, 2020 and 2019, we had a deferred tax asset of

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

approximately $2.4 million and $1.3 million, respectively related to net operating losses and a deferred tax liability of approximately $0.3 million related to depreciation and other temporary book to tax differences in each year.  Net deferred tax assets as of December 31, 2020 and 2019 were approximately $2.1 million and $1.0 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

Recently Adopted Accounting Guidance

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASU 2016-02), and not within the scope of ASU 2016-13. This new standard became effective on January 1, 2020. Our adoption of this standard did not have a material impact on the consolidated financial statements.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the years ended December 31, 2020 and 2019:

Real estate facilities
Balance at December 31, 2018	$256,042,603
Additions - Student	274,161
Additions - Senior	12,423,981
Balance at December 31, 2019	268,740,745
Additions - Student	187,673
Additions - Senior	1,073,745
Balance at December 31, 2020	$270,002,163
Accumulated depreciation
Balance at December 31, 2018	$(7,153,132)
Depreciation expense	(8,090,701)
Balance at December 31, 2019	(15,243,833)
Depreciation expense	(8,647,065)
Balance at December 31, 2020	$(23,890,898)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	December 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Fayetteville-JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee-Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Freddie Mac Utah loans (2)	46,397,936	46,905,000	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	5,035,595	7,635,529	4.25%	4/30/2022
Courtyard Initial Bridge Loan (4)	27,000,000	27,000,000	4.25%	4/30/2022
Courtyard Delayed Draw Commitment (4)	11,980,955	12,480,955	4.25%	4/30/2022
PPP Loans (5)	1,950,000	—	1.00%	05/14/22
Debt issuance costs, net	(1,724,792)	(1,802,675)
Total debt	$206,839,694	$208,418,809

(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
(2)

Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3)	Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.
(4)	The variable rate reflected in the table was the rate in effect as of December 31, 2020.
(5)

Represents the aggregate of four unsecured promissory notes under the Paycheck Protection Program (the “PPP”). These loans are fixed rate debt with no payments due until the end of the deferral period in September 2021, then principal and interest due monthly thereafter with the remaining principal and interest balances due on May 14, 2022 for one of the loans and May 15, 2022 for the other three loans with respect to any portion of such loan which is not forgiven pursuant to the terms of the CARES Act. We have applied for forgiveness for the PPP Loans, however there is no guarantee these loans will be forgiven.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

December 31, 2020

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

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement (the “Forbearance Agreement”) with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Cottonwood Loan. Pursuant to the Forbearance Agreement, the Servicers have agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due (the “Forbearance Amount”), effective with the monthly installment due on May 1, 2020. The Forbearance Amount will be repaid without additional interest or prepayment premiums in no more than 12 equal monthly installments, remitted together with each regularly scheduled monthly installment commencing on August 1, 2020. The Forbearance Agreement may be terminated by the Freddie Mac Lender if the Cottonwood Borrower fails to meet certain conditions set forth in the Forbearance Agreement.

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

December 31, 2020

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

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. If the balance of the KeyBank Bridge Loans has not been reduced to $20 million within six months of closing the Fifth Amendment, we will be required to pay a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, if the balance of the KeyBank Bridge Loans has not been reduced to $20 million by October 31, 2021, we will be required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized but must generally be replenished. If the KeyBank Bridge Borrowers are unable to satisfy the Utah Bridge Loan through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the Utah Bridge Loan pursuant to its guaranty. If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Utah Bridge Loan, as discussed below.

The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of approximately 4.25% as of December 31, 2020. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding. As of December 31, 2020, KeyBank has consented to our retention of approximately $7.1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan. As of December 31, 2020 we were in compliance with the covenants.

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

On November 4, 2019, we completed construction of the Memory Care Expansion. As of December 31, 2020, there is approximately $12 million outstanding on the Courtyard Delayed Draw Commitment.

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended, based on their terms to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. On February 27, 2020, we amended the Courtyard Bridge Loans such that the loan maturity date was further extended to April 30, 2021 and certain of the covenants were revised accordingly. On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. If the balance of the KeyBank Bridge Loans has not been reduced to $20 million within six months of closing the Fifth Amendment, we will be required to pay a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, if the balance of the KeyBank Bridge Loans has not been reduced to $20 million by October 31, 2021, we will be required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized but must generally be replenished. If the KeyBank Bridge Borrowers are unable to satisfy the Courtyard Bridge Loans through the required payments or to refinance the loans prior to maturity, the Company would be obligated to repay the Courtyard Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Courtyard Bridge Loans, as discussed below.

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which totaled approximately 4.25% as of December 31, 2020. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (iii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans. As of December 31, 2020, we were in compliance with these covenants.

Paycheck Protection Program Loans

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

Each PPP Loan has a term of two years, accrues interest at a rate of 1.00%, and may be prepaid in whole or in part without penalty.  No interest payments are due until the end of the deferral period in September 2021. After the deferral period, each PPP Loan requires monthly payments of principal and interest until maturity with respect to any portion of such loan which is not forgiven pursuant to the terms of the CARES Act, as described further below.  The promissory note evidencing each PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note.  We have used the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  We have applied for forgiveness, however, no assurance is provided that any borrower will obtain forgiveness under any of the PPP Loans in whole or in part.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of December 31, 2020:

2021	$1,066,104
2022	46,037,946
2023	1,034,276
2024	54,700,812
2025	1,780,923
2026 and thereafter	103,944,425
Total payments	208,564,486
Non-revolving debt issuance costs, net	(1,724,792)
Total	$206,839,694

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

The table above includes approximately $1.0 million, and $0.9 million of future principal payments in 2021 and 2022, respectively, related to our PPP Loans. We have used the proceeds from the PPP Loans for primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. We have applied for forgiveness.

The KeyBank Bridge Loans have a maturity date of April 30, 2022 and contain certain financial covenants.  As of December 31, 2020, we were in compliance with our debt covenants. Additionally, as a result of the suspension of our Primary Offering and the potential adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods.  If our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above.

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

December 31, 2020

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

The Preferred Investor has not made any additional investments during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, approximately $10.2 million and $10.1 million of Preferred Units were outstanding, respectively and accrued distributions payable on the Preferred Units totaled approximately $2.4 million and $1.3 million, respectively.

Note 6. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	Student Housing		Senior Housing		Corporate and Other		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Leasing and leasing related revenues	$7,391,722	$7,616,750	$25,848,217	$25,459,624	$—	$—	$33,239,939	$33,076,374
Other revenues	—	—	305,986	695,687	—	—	305,986	695,687
Property operating expenses	(3,847,661)	(3,969,067)	(18,385,825)	(16,936,958)	—	—	(22,233,486)	(20,906,025)
Net operating income	3,544,061	3,647,683	7,768,378	9,218,353	—	—	11,312,439	12,866,036
Property operating expenses - affiliates	944,851	949,266	1,887,946	1,825,355	—	—	2,832,797	2,774,621
General and administrative	—	—	—	—	1,508,517	2,328,994	1,508,517	2,328,994
Depreciation	3,343,055	3,323,668	5,289,624	4,753,348	14,386	13,685	8,647,065	8,090,701
Intangible amortization expense	-	—	3,819,600	7,283,174	—	—	3,819,600	7,283,174
Interest expense	2,141,400	2,141,400	7,660,201	8,081,169	—	—	9,801,601	10,222,569
Interest expense – debt issuance costs	105,983	105,982	453,200	622,619	—	—	559,183	728,601
Other	-	(9,810)	(836,729)	2,619	86,155	22,859	(750,574)	15,668
Net loss	$(2,991,228)	$(2,862,823)	$(10,505,464)	$(13,349,931)	$(1,609,058)	$(2,365,538)	$(15,105,750)	$(18,578,292)

The following table summarizes our total assets by segment:

Segments	December 31, 2020	December 31, 2019
Student housing	$88,740,898	$92,162,808
Senior housing	162,477,624	172,487,550
Corporate non-segment	8,321,205	8,428,049
Total assets	$259,539,727	$273,078,407

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Organization and Offering Costs

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Primary Offering, provided, however, that our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares. Organization and offering costs consist of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) to be paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Pursuant to an Advisor Funding Agreement (the “Advisor Funding Agreement”), our Advisor has also agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminates to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares will exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred through December 31, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

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

December 31, 2020

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2020, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into the Advisor Funding Agreement by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor has agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses is expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us if the organization and offering expenses exceed the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. Conversely, we must reimburse our Advisor to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. As of March 31, 2020, prior to the suspension of our Primary Offering, we raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Z shares, and have received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares will exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred through December 31, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

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

As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering, and on July 10, 2019, we commenced offering Class Y shares and Class Z shares. On March 30, 2020, our board of directors approved the suspension of our Primary Offering. On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. Pursuant to the Dealer Manager Agreement, we paid our Former Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the primary portion of the offering. However, as described above, our Advisor has agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold, subject to certain limitations. In addition, our Former Dealer Manager received an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering, subject to certain limitations described below. Our Former Dealer Manager received an ongoing dealer manager servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the aggregate underwriting compensation from all sources will exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2020, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

In connection with our Public Offering, our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager allowed all of the sales commissions paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to allow these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

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

 Fees paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees, monthly open account fees, one-time transfer fees, monthly portal fees, and investor telephone call fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

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

December 31, 2020

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2020 and 2019, as well as any related amounts payable as of December 31, 2020 and 2019:

	Year Ended December 31, 2019			Year Ended December 31, 2020
	Incurred	Paid	Payable	Incurred	Paid	Adjustment		Payable
Expensed
Operating expenses (including organizational costs)	$1,285,248	$859,028	$797,606	$434,942	$1,224,380	—		$8,168
Transfer Agent expenses	88,973	—	138,446	122,987	261,433	—		-
Asset management fees(1)	2,302,206	—	3,384,728	2,363,753	—	—		5,748,481
Property management oversight fees	470,572	—	670,859	469,044	—	—		1,139,903
Acquisition expenses	—	—	—	—	—	—		—
Capitalized
Debt issuance costs	—	—	—	—	—	—		—
Acquisition expenses	—	—	1,980,000	—	—	—		1,980,000
Additional Paid-in Capital
Selling commissions	344,424	336,924	7,500	97,460	104,960	—		—
Dealer Manager fees	296,419	288,919	7,500	97,460	104,960	—		—
Stockholder servicing fees and dealer manager servicing fees(1)	389,820	19,625	417,141	110,810	24,578	(503,373)	(2)	—
Offering costs	207,516	—	714,568	46,304	—	(593,991)	(3)	166,881
Total	$5,385,178	$1,504,496	$8,118,348	$3,742,760	$1,720,311	$(1,097,364)		$9,043,433

(1)

We paid our Former Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares and an ongoing dealer manager servicing fee that is payable monthly and accrued daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

(2)

As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the aggregate underwriting compensation from all sources will exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2020, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

(3)

Pursuant to the Advisor Funding Agreement, our Advisor has agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares.  Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. As a result of the current suspension of our Primary Offering and termination of our Former Dealer Manager, we currently expect that the organization and offering costs incurred will exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering costs incurred through December 31, 2020 in excess of the 1% limitation.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Note 8. Commitments and Contingencies

Property Management

Our student housing properties are managed by a third-party student housing manager. Pursuant to our property management agreements, we pay a monthly management fee, plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances we pay a construction management fee for certain construction management services.  The property management agreements have a one year term and automatically renew for successive one year periods thereafter, unless we or the third-party student housing manager provides prior written notice at least 30 days prior to the expiration of the term. The agreements are also subject to other customary termination provisions.

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

December 31, 2020

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

  In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. As a result, we were not able to honor redemption requests made during the year ended December 31, 2020.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

For the year ended December 31, 2019, we received redemption requests for approximately $288,000 (approximately 37,000 shares) of which approximately $258,000 (approximately 33,500 shares) were fulfilled during the year ended December 31, 2019, with the remaining $30,000 (approximately 3,500 shares) included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. For the year ended December 31, 2020, we received redemption requests totaling approximately $310,000 (approximately 37,500 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2020

			Initial Cost to Company				Gross Carrying Amount at December 31, 2020
Description	ST	Encumbrance	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total		Accumulated Depreciation	Date of Construction	Date Acquired
Fayetteville	AR	$29,500,000	$4,903,000	$48,477,000	$53,380,000	$682,253	$4,903,000	$49,159,253	$54,062,253		$(6,123,006)	2016	6/28/2017
Tallahassee	FL	23,500,000	3,780,000	41,064,000	44,844,000	149,021	3,780,000	41,213,021	44,993,021		(5,084,207)	2017	9/28/2017
Wellington	UT	28,709,000	2,520,000	43,567,489	46,087,489	709,889	2,520,000	44,277,378	46,797,378		(3,853,957)	1999	2/23/2018
Cottonwood Creek	UT	9,337,000	3,026,000	12,327,209	15,353,209	433,884	3,026,000	12,761,093	15,787,093		(1,368,050)	1982	2/23/2018
Charleston	UT	8,859,000	763,000	11,533,180	12,296,180	209,520	763,000	11,742,700	12,505,700		(1,163,697)	2005	2/23/2018
Courtyard	OR	63,200,000	5,696,000	77,657,563	83,353,563	12,503,155	5,696,000	90,160,718	95,856,718		(6,297,981)	1992-2019	8/31/2018
Total		$163,105,000	$20,688,000	$234,626,441	$255,314,441	$14,687,722	$20,688,000	$249,314,163	$270,002,163	(1)	$(23,890,898)

(1)	The aggregate cost of real estate for United States federal income tax purposes is $295,533,967.
(2)	Building and improvements include land improvements and furniture, fixtures and equipment.

S-1

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020, 2019 and 2018

Activity in real estate facilities during 2020, 2019 and 2018 was as follows:

	2020	2019	2018
Real estate facilities
Balance at beginning of year	$268,740,745	$256,042,603	$98,258,516
Facility acquisitions	—	—	157,090,441
Additions - Student	187,673	274,161	334,925
Additions - Senior	1,073,745	12,423,981	358,721
Balance at end of year	$270,002,163	$268,740,745	$256,042,603
Accumulated depreciation
Balance at beginning of year	$(15,243,833)	$(7,153,132)	$(1,254,849)
Depreciation expense	(8,647,065)	(8,090,701)	(5,898,283)
Balance at end of year	$(23,890,898)	$(15,243,833)	$(7,153,132)
Construction in process
Balance at beginning of year	$198,222	$2,333,331	$—
Additions	1,166,609	10,563,033	3,026,977
Assets placed into service	(1,261,418)	(12,698,142)	(693,646)
Balance at end of year	$103,413	$198,222	$2,333,331
Real estate facilities, net	$246,214,678	$253,695,134	$251,222,802

S-2