Form 10-Q
period 2021-03-31
Strategic Student & Senior Housing Trust, Inc.
filed 2021-05-12
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of novel coronavirus (COVID-19), military actions, and terrorist attacks.  The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	233,695,913	233,595,134
Site improvements	4,259,917	4,259,917
Furniture, fixtures and equipment	11,539,503	11,459,112
	270,183,333	270,002,163
Accumulated depreciation	(26,080,910)	(23,890,898)
	244,102,423	246,111,265
Construction in process	78,971	103,413
Real estate facilities, net	244,181,394	246,214,678
Cash and cash equivalents	7,481,161	7,641,540
Restricted cash	2,112,983	1,811,453
Other assets	3,137,433	3,245,724
Intangible assets, net	-	626,332
Total assets	$256,912,971	$259,539,727
LIABILITIES AND EQUITY
Debt, net	$206,834,916	$206,839,694
Accounts payable and accrued liabilities	4,008,315	3,689,146
Due to affiliates	9,661,657	9,043,433
Distributions payable	3,373,471	3,092,361
Total liabilities	223,878,359	222,664,634
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,161,712	10,157,829
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,625,430 shares issued and outstanding at March 31, 2021 and December 31, 2020	11,625	11,625
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at March 31, 2021 and December 31, 2020	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at March 31, 2021 and December 31, 2020	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at March 31, 2021 and December 31, 2020	167	167
Additional paid-in capital	97,682,080	97,676,432
Distributions	(17,199,735)	(17,199,735)
Accumulated deficit	(61,876,684)	(58,034,575)
Total Strategic Student & Senior Housing Trust, Inc. equity	18,618,740	22,455,201
Noncontrolling interests in our Operating Partnership	(1,096,450)	(1,088,547)
Total equity	17,522,290	21,366,654
Total liabilities and equity	$256,912,971	$259,539,727

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Leasing and related revenues – student	$2,021,487	$1,834,471
Leasing and related revenues – senior	6,222,273	6,899,128
Total revenues	8,243,760	8,733,599
Operating expenses:
Property operating expenses – student	998,385	955,454
Property operating expenses – senior	4,478,156	4,564,294
Property operating expenses – affiliates	702,792	714,252
General and administrative	307,197	465,477
Depreciation	2,190,012	2,157,610
Intangible amortization expense	626,332	954,900
Total operating expenses	9,302,874	9,811,987
Operating loss	(1,059,114)	(1,078,388)
Other expense:
Interest expense	(2,361,159)	(2,561,387)
Interest expense – debt issuance costs	(123,340)	(119,950)
Other	(21,406)	(53,011)
Net loss	(3,565,019)	(3,812,736)
Less: Distributions to preferred unitholders in our Operating Partnership	(281,110)	(259,553)
Less: Accretion of preferred equity costs	(3,883)	(3,884)
Net loss attributable to the noncontrolling interests in our Operating Partnership	7,903	8,096
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(3,842,109)	$(4,068,077)
Net loss per Class A share – basic and diluted	$(0.29)	$(0.32)
Net loss per Class T share – basic and diluted	$(0.29)	$(0.32)
Net loss per Class W share – basic and diluted	$(0.29)	$(0.32)
Net loss per Class Y share – basic and diluted	$(0.29)	$(0.32)
Net loss per Class Z share – basic and diluted	$(0.29)	$(0.32)
Weighted average Class A shares outstanding – basic and diluted	11,617,305	11,586,922
Weighted average Class T shares outstanding – basic and diluted	77,598	77,306
Weighted average Class W shares outstanding – basic and diluted	85,548	85,379
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	969,848
Weighted average Class Z shares outstanding – basic and diluted	166,494	162,930

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2019	11,565,901	$11,566	76,991	$77	85,198	$86	768,611	$768	159,070	$159	$93,609,304	$(15,238,571)	$(41,837,130)	$36,546,259	$(1,051,914)	$35,494,345	$10,142,303	$4,723,961
Gross proceeds from issuance of common stock	—	—	—	—	—	—	349,320	349	6,989	7	3,313,317	—	—	3,313,673	—	3,313,673	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(559,004)	—	—	(559,004)	—	(559,004)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	245,557	—	—	245,557	—	245,557	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(625,507)	—	—	(625,507)	—	(625,507)	—	625,507
Redemptions of common stock	(3,544)	(4)	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,958,880)	—	(1,958,880)	—	(1,958,880)	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,950)	(3,950)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(259,553)	—
Issuance of shares for distribution reinvestment plan	60,450	60	607	1	350	1	5,418	5	435	1	625,439	—	—	625,507	—	625,507	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,875	—	—	5,875	—	5,875	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(4,068,077)	(4,068,077)	—	(4,068,077)	259,553
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,096)	(8,096)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,884	—
Balance as of March 31, 2020	11,622,807	$11,622	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$96,614,981	$(17,197,451)	$(45,905,207)	$33,525,399	$(1,063,960)	$32,461,439	$10,146,187	$5,349,468

Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(281,110)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,648	—	—	5,648	—	5,648	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,842,109)	(3,842,109)	—	(3,842,109)	281,110
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,903)	(7,903)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,883	—
Balance as of March 31, 2021	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,682,080	$(17,199,735)	$(61,876,684)	$18,618,740	$(1,096,450)	$17,522,290	$10,161,712	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,565,019)	$(3,812,736)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	2,816,344	3,112,510
Amortization of debt issuance costs	123,340	119,950
Stock based compensation expense related to issuance of restricted stock	5,648	5,875
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	103,353	171,631
Accounts payable and accrued liabilities	359,811	(552,774)
Due to affiliates	618,224	495,291
Net cash provided by (used in) operating activities	461,701	(460,253)
Cash flows from investing activities:
Additions to real estate	(197,370)	(403,682)
Net cash used in investing activities	(197,370)	(403,682)
Cash flows from financing activities:
Principal payments of KeyBank Bridge Loans	—	(2,099,934)
Scheduled principal payments of mortgage loans	(123,180)	(49,144)
Debt issuance costs	—	(260,083)
Gross proceeds from issuance of common stock	—	3,313,677
Redemptions of common stock	—	(30,392)
Offering costs	—	(91,004)
Reimbursement of offering costs by Advisor	—	245,557
Distributions paid to common stockholders	—	(1,313,182)
Distributions paid to Operating Partnership unitholders	—	(3,950)
Net cash used in financing activities	(123,180)	(288,455)
Net change in cash, cash equivalents, and restricted cash	141,151	(1,152,390)
Cash, cash equivalents, and restricted cash, beginning of period	9,452,993	11,066,645
Cash, cash equivalents, and restricted cash, end of period	$9,594,144	$9,914,255
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,357,062	$2,590,475
Additions to real estate facilities included in accounts payable and accrued liabilities	$12,415	$63,916
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$—	$478,776
Distributions payable	$281,110	$935,479
Issuance of shares pursuant to distribution reinvestment plan	$—	$625,507

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and offered Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results.  Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders. The termination of our Public Offering occurred on May 1, 2021. We sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On September 28, 2020, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.08 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2020. In addition, we amended our distribution reinvestment plan such that the price for shares sold pursuant to our distribution

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

reinvestment plan will be equal to the estimated value per share for all classes of shares; however, at this time our Public Offering has terminated and distributions remain suspended.

As of March 31, 2021, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, through special purpose entities, all of our student housing and senior housing properties. As of March 31, 2021, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

March 31, 2021

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the three months ended March 31, 2021, we have continued to experience lower occupancy at our senior housing properties, which have adversely impacted our leasing and related revenues.  Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees) at our senior housing properties. The extent and duration to which our operations, cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

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

March 31, 2021

(Unaudited)

consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary.

As of March 31, 2021, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance, and capital improvements in connection with the requirements of certain of our loan agreements.

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

March 31, 2021

(Unaudited)

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

During the three months ended March 31, 2021 and 2020, we did not acquire any properties or incur any acquisition-related transaction costs.

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

Additionally, we apply the provisions of the practical expedient and do not separate lease and nonlease components, which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under ASU 2016-02, and contracts that are predominantly service-based would be accounted for under ASC Topic 606.  Lease and nonlease revenue components that are accounted for within the scope of ASU 2016-02 are:

•	Student leasing revenues recognized on a straight-line basis over the term of the contract. Other lease related revenues recognized in the period earned.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2021 and December 31, 2020, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $22.3 million and $21.7 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.6 million as of March 31, 2021 and $1.7 million as of December 31, 2020.

Organization and Offering Costs

Our Advisor funded organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for 1.0% of the gross

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor.  Additionally, our Advisor funded, and was not reimbursed for, organization and offering costs up to an amount equal to 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares sold in our Public Offering, which we recognized as a capital contribution from our Advisor.

Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminated to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminated to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor.  If at any point in time we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to exceed 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such excess as a receivable from our Advisor and a corresponding capital contribution from our Advisor. If we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to be less than 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such difference as a payable to our Advisor and a reduction of additional paid-in capital. Offering costs associated with the Primary Offering are recorded as an offset to additional paid-in capital, and organization costs are recorded in general and administrative expenses. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred through December 31, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

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

March 31, 2021

(Unaudited)

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

The table below summarizes our fixed rate debt payable at March 31, 2021 and December 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$170,750,000	$161,102,693	$174,250,000	$161,163,852

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of March 31, 2021 and December 31, 2020, we had a deferred tax asset of approximately $2.8 million and $2.4 million, respectively related to net operating losses and a deferred tax liability of approximately $0.3 million related to depreciation and other temporary book to tax differences in each year.  Net deferred tax assets as of March 31, 2021 and December 31, 2020 were approximately $2.5 million and $2.1 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the three months ended March 31, 2021:

Real estate facilities
Balance at December 31, 2020	$270,002,163
Additions - Student	22,323
Additions - Senior	158,847
Balance at March 31, 2021	$270,183,333
Accumulated depreciation
Balance at December 31, 2020	$(23,890,898)
Depreciation expense	(2,190,012)
Balance at March 31, 2021	$(26,080,910)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Encumbered Property	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Freddie Mac Utah loans (2)	46,274,756	46,397,936	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
KeyBank Utah Bridge Loan (4)	5,035,595	5,035,595	4.25%	4/30/2022
KeyBank Courtyard Initial Bridge Loan (4)	27,000,000	27,000,000	4.25%	4/30/2022
KeyBank Courtyard Delayed Draw Commitment (4)	11,980,955	11,980,955	4.25%	4/30/2022
PPP Loans(5)	1,950,000	1,950,000	1.00%	5/14/2022
Debt issuance costs, net	(1,606,390)	(1,724,792)
Total debt	$206,834,916	$206,839,694

(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
(2)

Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3)	Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.
(4)	The variable rate reflected in the table was the rate in effect as of March 31, 2021.
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

Fayetteville JPM Mortgage Loan

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

March 31, 2021

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

Tallahassee Nationwide Mortgage Loan

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

March 31, 2021

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

March 31, 2021

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

The Utah Bridge Loan bears interest at a rate of 1-month Libor plus 400 basis points, resulting in an interest rate of 4.25% as of March 31, 2021. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding. As of March 31, 2021, KeyBank consented to our retention of approximately $7.1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan. As of March 31, 2021, we were in compliance with these covenants.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

On November 4, 2019, we completed construction of the Memory Care Expansion. As of March 31, 2021, there is approximately $12 million outstanding on the Courtyard Delayed Draw Commitment.

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

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month Libor plus 400 basis points which totaled approximately 4.25% as of March 31, 2021. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (iii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans. As of March 31, 2021, we were in compliance with these covenants.

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of March 31, 2021:

2021	$766,352
2022	46,455,835
2023	1,048,841
2024	54,713,629
2025	1,799,440
2026 and thereafter	103,657,209
Total payments	208,441,306
Non-revolving debt issuance costs, net	(1,606,390)
Total	$206,834,916

The table above includes approximately $0.3 million, and $1.6 million of future principal payments in 2021, and 2022, respectively, related to our PPP Loans. We have used the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.  We have applied for forgiveness, however there is no guarantee these loans will be forgiven.

The KeyBank Bridge Loans have a maturity date of April 30, 2022 and contain certain financial covenants.  As of March 31, 2021, we were in compliance with these covenants. Additionally, as a result of the termination of our Primary Offering and the potential adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

As of March 31, 2021 and December 31, 2020, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $2.7 million and $2.4 million, respectively.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following table summarizes information for the reportable segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	Student Housing		Senior Housing		Corporate and Other		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Leasing and leasing related revenues	$2,021,487	$1,834,471	$6,183,193	$6,729,599	$—	$—	$8,204,680	$8,564,070
Other revenues	—	—	39,080	169,529	—	—	39,080	169,529
Property operating expenses	(998,385)	(955,454)	(4,478,156)	(4,564,294)	—	—	(5,476,541)	(5,519,748)
Net operating income	1,023,102	879,017	1,744,117	2,334,834	—	—	2,767,219	3,213,851
Property operating expenses - affiliates	235,801	237,098	466,991	477,154	—	—	702,792	714,252
General and administrative	—	—	—	—	307,197	465,477	307,197	465,477
Depreciation	842,088	832,565	1,345,523	1,321,449	2,401	3,596	2,190,012	2,157,610
Intangible amortization expense	—	-	626,332	954,900	—	—	626,332	954,900
Interest expense	535,350	535,350	1,825,809	2,026,037	—	—	2,361,159	2,561,387
Interest expense – debt issuance costs	26,496	26,496	96,844	93,455	—	—	123,340	119,950
Other	-	-	-	-	21,406	53,011	21,406	53,011
Net loss	$(616,633)	$(752,492)	$(2,617,382)	$(2,538,161)	$(331,004)	$(522,084)	$(3,565,019)	$(3,812,736)

The following table summarizes our total assets by segment:

Segments	March 31, 2021	December 31, 2020
Student housing	$88,195,092	$88,740,898
Senior housing	161,155,670	162,477,624
Corporate and Other	7,562,209	8,321,205
Total assets	$256,912,971	$259,539,727

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Organization and Offering Costs

Organization and offering costs of the Public Offering were paid by our Advisor on our behalf and were to be reimbursed to our Advisor from the proceeds of our Primary Offering, provided, however, that our Advisor agreed to fund, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares. Organization and offering costs consisted of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Pursuant to an Advisor Funding Agreement (the “Advisor Funding Agreement”), our Advisor also agreed to fund, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminated to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminated to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred through December 31, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

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

March 31, 2021

(Unaudited)

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2021, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into the Advisor Funding Agreement by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses was expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated if the organization and offering expenses exceed the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Primary Offering terminated to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. As of March 31, 2020, prior to the suspension of our Primary Offering, we raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Z shares, and have received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

through December 31, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

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

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of March 31, 2021, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

In connection with our Public Offering, our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager allowed all of the sales commissions paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

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

Fees paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees, monthly open account fees, one time transfer fees, monthly portal fees, and investor telephone call fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2020 and the three months ended March 31, 2021, as well as any related amounts payable as of December 31, 2020 and March 31, 2021:

	Year Ended December 31, 2020				Three Months Ended March 31, 2021
	Incurred	Paid	Adjustment	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$434,942	$1,224,380	$—	$8,168	$83,651	$91,819	$—
Transfer Agent expenses	122,987	261,433	—	—	31,781	31,781	—
Asset management fees	2,363,753	—	—	5,748,481	588,929	76,400	6,261,010
Property management oversight fees	469,044	—	—	1,139,903	113,863	—	1,253,766
Acquisition expenses - Affiliates	—	—	—	—	—	—	—
Capitalized
Debt issuance costs	—	—	—	—	—	—	—
Acquisition expenses - Affiliates	—	—	—	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Selling commissions	97,460	104,960	—	—	—	—	—
Dealer manager fees	97,460	104,960	—	—	—	—	—
Stockholder Servicing Fees and Dealer Manager Fees (1)	110,810	24,578	(503,373)(2)	—	—	—	—
Offering costs	46,304	—	(593,991) (3)	166,881	—	—	166,881
Total	$3,742,760	$1,720,311	$(1,097,364)	$9,043,433	$818,224	$200,000	$9,661,657

(1)

We paid our Former Dealer Manager an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares and an ongoing dealer manager servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

(2)

As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of March 31, 2021, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

(3)

Pursuant to the Advisor Funding Agreement, our Advisor has agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares.  Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminated to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering costs incurred would exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred through December 31, 2020 in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

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

March 31, 2021

(Unaudited)

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

March 31, 2021

(Unaudited)

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. As a result, we were not able to honor redemption requests made during the year ended December 31, 2020 and the three months ended March 31, 2021.

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

For the year ended December 31, 2020 we received redemption requests totaling approximately $310,000 (approximately 37,500 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled. During the three months ended March 31, 2021, we did not receive any redemption requests.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report, as well as with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The termination of our Public Offering occurred on May 1, 2021.

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

As of March 31, 2021 we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On September 28, 2020, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.08 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2020. In addition, we amended our distribution reinvestment plan such that the price for shares sold pursuant to our distribution reinvestment plan will be equal to the estimated value per share for all classes of shares; however, our Public Offering has terminated and distributions remain suspended.

As of March 31, 2021 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of March 31, 2021, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$558	198	589	94.9%
Tallahassee	September 28, 2017	August 2017	Florida State University	764	125	434	93.8%
Total				$645	323	1,023	94.4%

(1)	Calculated based on our base rental revenue earned during the three months ended March 31, 2021 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of March 31, 2021.

Senior Housing

As of March 31, 2021, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,012	119	73.9%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,591	112	77.7%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,073	64	76.6%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,618	309	78.5%
Total				$4,443	604	77.2%

(1)	Calculated based on our revenue earned during the three months ended March 31, 2021 divided by average occupied units over the same period.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

(2)	Represents occupied units divided by total rentable units as of March 31, 2021.

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

March 31, 2021

(Unaudited)

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

Results of Operations

Overview

As of March 31, 2021, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, if needed, implementing incentives to maintain contract rates. Additionally, our operating results depend on our residents making their required payments to us.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

At our student housing properties, all in-person property tours were limited to appointment only and community events cancelled. Currently, the universities served by our student housing properties have reopened for majority on-line learning with limited, hybrid in-person instruction. Both of these universities have announced that in fall 2021, instruction platforms will primarily return back to an on-campus, classroom instruction mode.  If the universities change their instruction platforms back to on-line only or a hybrid model due to a COVID-19 related event, the occupancy, leasing and related revenue of our student housing properties could be adversely affected. As of March 31, 2021 our Fayetteville and Tallahassee properties are 94.9% and 93.8% occupied, respectively.

At our senior housing properties, we have limited visitors to our properties to essential visitors, which includes employees, care providers and medical personnel and family members. Also, in-person prospective resident property tours have also been limited. The protective measures implemented at our properties and the local government “stay at home” mandates have limited our ability to accept new residents and have influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. As a result, we have experienced a decline in occupancy at our senior housing property portfolio of approximately 11% from March 31, 2020 to March 31, 2021 and lower leasing and related revenue as a result. Additionally, we have incurred incremental, COVID-19 related expenses of approximately $0.1 million in the three months ended March 31, 2021, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees).

We expect the COVID-19 pandemic will continue to adversely affect our financial condition and results of operations for the remainder of 2021, including but not limited to, our occupancy, leasing and related revenues, and additional expenses, as described above. The full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for fiscal year 2021 will depend on future developments which are highly uncertain and cannot be predicted at this time.

Comparison of the Three Months Ended March 31, 2021 and 2020

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended March 31, 2021 were approximately $2.0 million, as compared to approximately $1.8 million for the three months ended March 30, 2020, an increase of approximately $0.2 million. The increase is primarily attributable to an increase in occupancy at our Fayetteville property. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the universities served by our student housing properties revert back to online-only classes due to a COVID-19 variant surge, we anticipate the occupancy and leasing and related revenue of these properties could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended March 31, 2021 were approximately $6.2 million, as compared to $6.9 million for the three months ended March 31, 2020, a decrease of approximately $0.7 million. The decrease is primarily attributable to a decrease in occupancy attributable to the COVID-19 pandemic, which has broadly influenced prospective residents to delay moving into senior living communities. We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity. However, if the COVID-19 related governmental orders continue to remain in place, influencing care givers and prospective residents to elect to delay move-ins to our properties, we anticipate the occupancy and leasing and related revenue of our senior housing properties will be adversely affected.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Property Operating Expenses - Student

Property operating expenses - student were approximately $1.0 million for the three months ended March 31, 2021 and 2020. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended March 31, 2021 were approximately $4.5 million, as compared to $4.6 million for the three months ended March 31, 2020, a decrease of approximately $0.1 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $0.7 million for the three months ended March 31, 2021 and 2020. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were approximately $0.3 million, as compared to approximately $0.5 million for the three months ended March 31, 2020, a decrease of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to a lower allocation of payroll from our Sponsor. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended March 31, 2021 were approximately $2.8 million, as compared to approximately $3.1 million for the three months ended March 31, 2020, a decrease of approximately $0.3 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our Courtyard property, which became fully amortized during the three months ended March 31, 2021.

Interest Expense

Interest expense for the three months ended March 31, 2021 was approximately $2.4 million, as compared to approximately $2.6 million for the three months ended March 31, 2021, a decrease of approximately $0.2 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. The decrease was primarily due to a lower effective interest rate on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs were approximately $0.1 million for each of the three months ended March 31, 2021 and 2020. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
Net cash flow provided by (used in):
Operating activities	$461,701	$(460,253)	$921,954
Investing activities	(197,370)	(403,682)	206,312
Financing activities	(123,180)	(288,455)	165,275

Cash flows provided by (used in) operating activities for the three months ended March 31, 2021 and 2020 were approximately $0.5 million and ($0.5) million, respectively, a change of approximately $0.9 million. The increase in cash provided by operating activities was primarily the result of an increase in cash provided by operating assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2021 and 2020 were approximately $0.2 million and $0.4 million, respectively, a change of approximately $0.2 million. The decrease in cash used in investing activities is the result of a decrease in cash used for additions to real estate.

Cash flows used in financing activities for the three months ended March 31, 2021 and 2020 were approximately $0.1 million and $0.3 million, respectively, a change of approximately $0.2 million. The decrease in cash used in financing activities is primarily the result of a decrease in principal payments on debt of approximately $2.0 million, and a decrease in cash distributions of approximately $1.3 million, offset by a decrease in net proceeds related to the issuance of common stock of approximately $3.0 million.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Historically, we have made distributions to our stockholders using a combination of cash flows from operations and the proceeds from the Public Offering in anticipation of additional future cash flow. As such, this reduces the amount of capital we ultimately invested in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. Though we have previously only paid cash distributions and may pay stock distributions in the future, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

Distributions are paid to our stockholders based on the record date selected by our board of directors. Prior to the suspension of our distributions, we paid distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	the performance of any lease-up, development and redevelopment properties we may acquire;
•	any significant delays in construction for development or redevelopment properties we may acquire;
•	construction defects or capital improvements; and
•	capital expenditures and reserves for such expenditures.

The following shows our distributions paid and the sources of such distributions for three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021		March 31, 2020
Distributions paid in cash — common stockholders	$-		$1,313,182
Distributions paid in cash — Operating Partnership unitholders	-		3,950
Distributions reinvested	-		625,507
Total distributions	$-		$1,942,639
Source of distributions
Cash flows provided by operations	$-	0.0%	$-	0.0%
Proceeds from our offerings	-	0.0%	1,317,132	67.8%
Offering proceeds from distribution reinvestment plan	-	0.0%	625,507	32.2%
Total sources	$-	0.0%	$1,942,639	100.0%

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

We did not commence paying distributions until September 2017. From our inception through March 31, 2021, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $61.9 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $48.4 million.

For the three months ended March 31, 2021, we did not pay any distributions and had a net loss attributable to our common stockholders of approximately $3.8 million.

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

We have not been able to, and may not be able to, pay distributions solely from our cash flows from operations, in which case distributions may be paid in part from debt financing. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of March 31, 2021, our total indebtedness was approximately $208 million, which included approximately $164 million in fixed rate debt and $44 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

March 31, 2021

(Unaudited)

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

Long-term potential future sources of capital include secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions, if any.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021:

	Payments due by period:
	Total	Less than 1 year		1-3 years		3-5 years	More than 5 years
Debt interest(1)	$47,157,100	$7,145,297		$15,719,122		$11,963,870	$12,328,811
Debt principal(1)	208,441,306	766,352	(2)	47,504,676	(2)	56,513,069	103,657,209
Total contractual obligations	$255,598,406	$7,911,649		$63,223,798		$68,476,939	$115,986,020

(1)

The required principal payments and the related interest on KeyBank Bridge Loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

(2)

The table above includes approximately $0.3 million, and $1.6 million of principal payments due in 2021, and 2022, respectively, related to our PPP Loans. We have applied for forgiveness, however there is no guarantee these loans will be forgiven.

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

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2021, our debt consisted of approximately $208 million, which included approximately $164 million in fixed rate debt and $44 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2021:

	Years Ending December 31,
	2021	2022		2023	2024	2025	Thereafter	Total
Fixed rate debt	$766,352	$2,439,285		$1,048,841	$54,713,629	$1,799,440	$103,657,209	$164,424,756
Average interest rate	4.64%	4.64%		4.64%	4.64%	4.74%	4.94%	4.61%
Variable rate debt	—	$44,016,550	(2)	—	—	—	—	$44,016,550
Average interest rate(1)	—	4.25%		—	—	—	—	4.25%

(1)	The average interest rate was calculated based on the rate in effect on March 31, 2021.
(2)

Such amount is outstanding under the KeyBank Bridge Loans. The required principal payments on these loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2021.

We incurred a net loss attributable to common stockholders of approximately $3.8 million for the three months ended March 31, 2021. Our accumulated deficit was approximately $61.9 million as of March 31, 2021. Given the impact of COVID-19, our operations will likely not be profitable in 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, was declared effective by the SEC, and consisted of three classes of shares: Class A shares, Class T shares, and Class W shares and up to $95 million in shares pursuant to our distribution reinvestment plan. On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC and we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share up to $95 million in shares of our common stock pursuant to our distribution reinvestment plan at a price of $9.30 per share for all classes of shares. The termination of our Public Offering occurred on May 1, 2021. As of March 31, 2021 we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended March 31, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2021	—	—	—	584,058
February 28, 2021	—	—	—	584,058
March 31, 2021	—	—	—	584,058

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: May 12, 2021	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)