Form 10-Q
period 2021-06-30
Strategic Student & Senior Housing Trust, Inc.
filed 2021-08-11
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	233,820,407	233,595,134
Site improvements	4,259,917	4,259,917
Furniture, fixtures and equipment	11,673,310	11,459,112
	270,441,634	270,002,163
Accumulated depreciation	(28,281,666)	(23,890,898)
	242,159,968	246,111,265
Construction in process	161,639	103,413
Real estate facilities, net	242,321,607	246,214,678
Cash and cash equivalents	6,917,739	7,641,540
Restricted cash	2,543,693	1,811,453
Other assets	3,052,255	3,245,724
Intangible assets, net	-	626,332
Total assets	$254,835,294	$259,539,727
LIABILITIES AND EQUITY
Debt, net	$204,828,214	$206,839,694
Accounts payable and accrued liabilities	4,163,491	3,689,146
Due to affiliates	10,333,792	9,043,433
Distributions payable	3,662,945	3,092,361
Total liabilities	222,988,442	222,664,634
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,157,829
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,627,930 and 11,625,430 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	11,627	11,625
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 issued and outstanding at June 30, 2021 and December 31, 2020.	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 issued and outstanding at June 30, 2021 and December 31, 2020.	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 issued and outstanding at June 30, 2021 and December 31, 2020.	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 issued and outstanding at June 30, 2021 and December 31, 2020.	167	167
Additional paid-in capital	97,688,296	97,676,432
Distributions	(17,199,735)	(17,199,735)
Accumulated deficit	(63,072,366)	(58,034,575)
Total Strategic Student & Senior Housing Trust, Inc. equity	17,429,276	22,455,201
Noncontrolling interests in our Operating Partnership	(1,098,628)	(1,088,547)
Total equity	16,330,648	21,366,654
Total liabilities and equity	$254,835,294	$259,539,727

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Leasing and related revenues – student	$1,957,132	$1,721,032	$3,978,619	$3,555,503
Leasing and related revenues – senior	6,540,952	6,673,744	12,763,225	13,572,872
Total revenues	8,498,084	8,394,776	16,741,844	17,128,375
Operating expenses:
Property operating expenses – student	897,193	897,294	1,895,578	1,852,748
Property operating expenses – senior	4,707,198	4,740,521	9,185,355	9,304,815
Property operating expenses – affiliates	706,457	709,833	1,409,249	1,424,085
General and administrative	323,614	364,014	630,811	829,491
Depreciation	2,200,756	2,155,152	4,390,768	4,312,762
Intangible amortization expense	-	954,900	626,332	1,909,800
Total operating expenses	8,835,218	9,821,714	18,138,093	19,633,701
Operating loss	(337,134)	(1,426,938)	(1,396,249)	(2,505,326)
Other income (expense):
Interest expense	(2,378,879)	(2,420,834)	(4,740,038)	(4,982,221)
Interest expense – debt issuance costs	(117,954)	(142,167)	(241,294)	(262,118)
Forgiveness of PPP Loans	1,971,157	-	1,971,157	-
Other	(41,693)	1,808	(63,099)	(51,202)
Net loss	(904,503)	(3,988,131)	(4,469,523)	(7,800,867)
Less: Distributions to preferred unitholders in our Operating Partnership	(289,474)	(265,207)	(570,584)	(524,760)
Less: Accretion of preferred equity costs	(3,883)	(3,879)	(7,765)	(7,763)
Net loss attributable to the noncontrolling interest in our Operating Partnership	2,178	8,470	10,081	16,566
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(1,195,682)	$(4,248,747)	$(5,037,791)	$(8,316,824)
Net loss per Class A share – basic and diluted	$(0.09)	$(0.33)	$(0.39)	$(0.64)
Net loss per Class T share – basic and diluted	$(0.09)	$(0.33)	$(0.39)	$(0.64)
Net loss per Class W share – basic and diluted	$(0.09)	$(0.33)	$(0.39)	$(0.64)
Net loss per Class Y share – basic and diluted	$(0.09)	$(0.33)	$(0.39)	$(0.64)
Net loss per Class Z share – basic and diluted	$(0.09)	$(0.33)	$(0.39)	$(0.64)
Weighted average Class A shares outstanding – basic and diluted	11,615,526	11,615,267	11,615,168	11,601,094
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598	77,452
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548	85,464
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349	1,046,598
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494	164,712

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2019	11,565,901	$11,566	76,991	$77	85,198	$86	768,611	$768	159,070	$159	$93,609,304	$(15,238,571)	$(41,837,130)	$36,546,259	$(1,051,914)	$35,494,345	$10,142,303	$4,723,961
Gross proceeds from issuance of common stock	-	-	-	-	-	-	349,320	349	6,989	7	3,313,317	-	-	3,313,673	-	3,313,673	-	-
Offering costs	-	-	-	-	-	-	-	-	-	-	(559,004)	-	-	(559,004)	$-	(559,004)	-	-
Reimbursement of offering costs by Advisor	-	-	-	-	-	-	-	-	-	-	245,557	-	-	245,557	-	245,557	-	-
Changes to redeemable common stock	-	-	-	-	-	-	-	-	-	-	(625,507)	-	-	(625,507)	-	(625,507)	-	625,507
Redemptions of common stock	(3,544)	(4)	-	-	-	-	-	-	-	-	-	-	-	(4)	-	(4)	-	-
Distributions	-	-	-	-	-	-	-	-	-	-	-	(1,958,880)	-	(1,958,880)	-	(1,958,880)	-	-
Distribution of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions for noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,950)	(3,950)	-	-
Distributions to preferred unitholders in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(259,553)	-
Issuance of shares for distribution reinvestment plan	60,450	60	607	1	350	1	5,418	5	435	1	625,439	-	-	625,507	-	625,507	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	5,875	-	-	5,875	-	5,875	-	-
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	(4,068,077)	(4,068,077)	-	(4,068,077)	259,553
Net loss attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,096)	(8,096)	-	-
Accretion of non-cash preferred equity issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,884	-
Balance as of March 31, 2020	11,622,807	11,622	77,598	78	85,548	87	1,123,349	1,122	166,494	167	96,614,981	(17,197,451)	(45,905,207)	33,525,399	(1,063,960)	32,461,439	10,146,187	5,349,468
Offering costs	-	-	-	-	-	-	-	-	-	-	(62,721)	-	-	(62,721)	$-	(62,721)	-	-
Adjustment to offering costs											503,373			503,373	$-	503,373
Reimbursement of offering costs by Advisor	-	-	-	-	-	-	-	-	-	-	593,991	-	-	593,991	-	593,991	-	-
Changes to redeemable common stock	-	-	-	-	-	-	-	-	-	-	(1,142)	-	-	(1,142)	-	(1,142)	-	1,142
Distributions to common stockholders	-	-	-	-	-	-	-	-	-	-	-	(2,283)	-	(2,283)	-	(2,283)	-	-
Issuance of Restricted Stock	2,500	3	-	-	-	-	-	-	-	-	-	-	-	3	-	3	-	-
Distributions to preferred unitholders in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(265,207)	-
Issuance of shares for distribution reinvestment plan	123	-	-	-	-	-	-	-	-	-	1,142	-	-	1,142	-	1,142	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	6,182	-	-	6,182	-	6,182	-	-
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	(4,248,747)	(4,248,747)	-	(4,248,747)	265,207	-
Net loss attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,470)	(8,470)	-	-
Accretion of non-cash preferred equity issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,879	-
Balance as of June 30, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,655,806	$(17,199,734)	$(50,153,954)	$30,315,197	$(1,072,430)	$29,242,767	$10,150,066	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(281,110)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,648	—	—	5,648	—	5,648	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,842,109)	(3,842,109)	—	(3,842,109)	281,110
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,903)	(7,903)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,882	—
Balance as of March 31, 2021	11,625,430	11,625	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,682,080	(17,199,735)	(61,876,684)	18,618,740	(1,096,450)	17,522,290	10,161,711	5,350,610
Issuance of Restricted stock	2,500	2	—	—	—	—	—	—	—	—	-	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289,474)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	6,216	—	—	6,216	—	6,216	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,195,682)	(1,195,682)	—	(1,195,682)	289,474
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,178)	(2,178)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,883	—
Balance as of June 30, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,688,296	$(17,199,735)	$(63,072,366)	$17,429,276	$(1,098,628)	$16,330,648	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,469,523)	$(7,800,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,017,100	6,222,562
Amortization of debt issuance costs	241,294	262,118
Stock based compensation expense related to issuance of restricted stock	11,864	12,057
Forgiveness of PPP Loans	(1,971,157)	-
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	186,888	518,713
Accounts payable and accrued liabilities	445,978	107,471
Due to affiliates	1,290,359	1,185,390
Net cash provided by operating activities	752,803	507,444
Cash flows from investing activities:
Additions to real estate	(448,172)	(570,013)
Net cash used in investing activities	(448,172)	(570,013)
Cash flows from financing activities:
Principal payments of KeyBank Bridge Loans	-	(2,099,934)
Proceeds from issuance of PPP Loans	-	1,950,000
Scheduled principal payments of mortgage loans	(296,192)	(178,842)
Debt issuance costs	-	(260,083)
Gross proceeds from issuance of common stock	-	3,313,677
Redemptions of common stock	-	(30,392)
Offering costs	-	(182,724)
Reimbursement of offering costs by Advisor	-	245,557
Distributions paid to common stockholders	-	(1,316,243)
Distributions paid to Operating Partnership unitholders	-	(3,950)
Net cash (used in) provided by financing activities	(296,192)	1,437,066
Net change in cash, cash equivalents, and restricted cash	8,439	1,374,497
Cash, cash equivalents, and restricted cash, beginning of period	9,452,993	11,066,645
Cash, cash equivalents, and restricted cash, end of period	$9,461,432	$12,441,142
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$4,774,002	$4,521,220
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$90,167	$5,571
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$—	$439,003
Adjustment to offering costs included in due to affiliates	$—	$(1,097,364)
Distributions payable	$570,584	$1,200,686
Issuance of shares pursuant to distribution reinvestment plan	$—	$626,649

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y and Class Z) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC.  Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares.  Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and offered Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares.

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

As of June 30, 2021, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, through special purpose entities, all of our student housing and senior housing properties. As of June 30, 2021, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

June 30, 2021

(Unaudited)

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the six months ended June 30, 2021, we have continued to experience lower occupancy at our senior housing properties, which have adversely impacted our leasing and related revenues.  Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and hero pay (additional labor costs for certain employees) at our senior housing properties. The extent and duration to which our operations’ cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

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

As of June 30, 2021, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

During the six months ended June 30, 2021 and 2020, we did not acquire any properties or incur any acquisition-related transaction costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

June 30, 2021

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2021 and December 31, 2020, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $22.3 million and $21.7 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.5 million as of June 30, 2021 and $1.7 million as of December 31, 2020.

Organization and Offering Costs

Our Advisor funded organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor.  Additionally, our Advisor funded, and was not reimbursed for organization and offering costs up to an amount equal to 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares sold in our Public Offering, which we recognized as a capital contribution from our Advisor.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminated to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor.  Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminated to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor.  If at any point in time we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to exceed 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such excess as a receivable from our Advisor and a corresponding capital contribution from our Advisor. If we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to be less than 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such difference as a payable to our Advisor and a reduction of additional paid-in capital. Offering costs associated with the Primary Offering are recorded as an offset to additional paid-in capital, and organization costs are recorded in general and administrative expenses. During the quarter ended June 30, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the quarter ended June 30, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, no additional adjustment was required.

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

June 30, 2021

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate debt payable at June 30, 2021 and December 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$172,000,000	$160,991,702	$174,250,000	$161,163,852

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of June 30, 2021 and December 31, 2020, we had a deferred tax asset of approximately $3.2 million and $2.4 million, respectively related to net operating losses and a deferred tax liability of approximately $0.3 million related to depreciation and other temporary book to tax differences in each year.  Net deferred tax assets as of June 30, 2021 and December 31, 2020 were approximately $2.9 million and $2.1 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the six months ended June 30, 2021:

Real estate facilities
Balance at December 31, 2020	$270,002,163
Additions - Student	74,259
Additions - Senior	365,212
Balance at June 30, 2021	$270,441,634
Accumulated depreciation
Balance at December 31, 2020	$(23,890,898)
Depreciation expense	(4,390,768)
Balance at June 30, 2021	$(28,281,666)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Freddie Mac Utah loans (2)	46,101,744	46,397,936	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
KeyBank Utah Bridge Loan (4)	5,035,595	5,035,595	4.25%	4/30/2022
KeyBank Courtyard Initial Bridge Loan (4)	27,000,000	27,000,000	4.25%	4/30/2022
KeyBank Courtyard Delayed Draw Commitment(4)	11,980,955	11,980,955	4.25%	4/30/2022
PPP Loans (5)	—	1,950,000	1.00%	5/14/2022
Debt issuance costs, net	(1,490,080)	(1,724,792)
Total debt	$204,828,214	$206,839,694

(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
(2)

Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule thereafter.

(3)	Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule thereafter.
(4)	The variable rate reflected in the table was the rate in effect as of June 30, 2021.
(5)

Represents the aggregate of four unsecured promissory notes under the Paycheck Protection Program (the “PPP”). During the three months ended June 30, 2021 our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

The Utah Bridge Loan bears interest at a rate of 1-month LIBOR plus 400 basis points, resulting in an interest rate of approximately 4.25% as of June 30, 2021. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; and (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding. As of June 30, 2021, KeyBank consented to our retention of approximately $7.1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan. As of June 30, 2021, we were in compliance with these covenants.

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

June 30, 2021

(Unaudited)

Commitment was primarily used to fund the costs and expenses associated with the Memory Care Expansion. The Courtyard Property contained developable land which was developed for an additional 23 units of memory care (the “Memory Care Expansion”).

On November 4, 2019, we completed construction of the Memory Care Expansion. As of June 30, 2021, there is approximately $12 million outstanding on the Courtyard Delayed Draw Commitment.

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

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month LIBOR plus 400 basis points which totaled approximately 4.25% as of June 30, 2021. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (iii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans. As of June 30, 2021, we were in compliance with these covenants.

Paycheck Protection Program Loans

On May 14, 2020, we, through a wholly-owned subsidiary of our Operating Partnership, entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  On May 15, 2020, we, through three wholly-owned subsidiaries of our Operating Partnership, entered into three additional unsecured promissory notes under the PPP (such four promissory notes collectively referred to as the “PPP Loans”).  Each of the PPP Loans was provided by KeyBank National Association (the “Lender”).  The amount of the PPP Loans was $1.95 million in the aggregate.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Each PPP Loan had a term of two years, accrued interest at a rate of 1.00%, and was prepayable in whole or in part without penalty.  No interest payments were due until the end of the deferral period in September 2021. After the initial six-month deferral period, each PPP Loan required monthly payments of principal and interest until maturity with respect to any portion of such loan which is not forgiven pursuant to the terms of the CARES Act, as described further below.  The promissory note evidencing each PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note.  The proceeds from the PPP Loans were used primarily for payroll costs, as defined by the CARES Act. During the three months ended June 30, 2021 our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of June 30, 2021:

2021	$403,809
2022	44,731,340
2023	1,048,841
2024	54,713,629
2025	1,799,440
2026 and thereafter	103,621,235
Total payments	206,318,294
Debt issuance costs, net	(1,490,080)
Total	$204,828,214

   The KeyBank Bridge Loans have a maturity date of April 30, 2022 and contain certain financial covenants.  As of June 30, 2021, we were in compliance with these covenants. Additionally, as a result of the termination of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above.

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

June 30, 2021

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

As of June 30, 2021 and December 31, 2020, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $2.9 million and $2.4 million, respectively.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following tables summarize information for the reportable segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Leasing and leasing related revenues	$1,957,132	$1,721,032	$6,433,608	$6,634,422	$—	$—	$8,390,740	$8,355,454
Other revenues	—	—	107,344	39,322	—	—	107,344	39,322
Property operating expenses	(897,193)	(897,294)	(4,707,198)	(4,740,521)	—	—	(5,604,391)	(5,637,815)
Net operating income	1,059,939	823,738	1,833,754	1,933,223	—	—	2,893,693	2,756,961
Property operating expenses - affiliates	234,675	236,167	471,782	473,666	—	—	706,457	709,833
General and administrative	—	—	—	—	323,614	364,014	323,614	364,014
Depreciation	843,815	833,317	1,352,016	1,318,238	4,925	3,597	2,200,756	2,155,152
Intangible amortization expense	—	—	-	954,900	—	—	-	954,900
Interest expense	535,350	535,350	1,843,529	1,885,484	—	—	2,378,879	2,420,834
Interest expense – debt issuance costs	26,496	26,496	91,458	115,671	—	—	117,954	142,167
Forgiveness of PPP Loans	—	—	(1,971,157)	—	—	—	(1,971,157)	—
Other	—	—	—	—	41,693	(1,808)	41,693	(1,808)
Net income (loss)	$(580,397)	$(807,592)	$46,126	$(2,814,736)	$(370,232)	$(365,803)	$(904,503)	$(3,988,131)

	Six Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Leasing and leasing related revenues	$3,978,619	$3,555,503	$12,616,801	$13,364,021	$—	$—	$16,595,420	$16,919,524
Other revenues	—	—	146,424	208,851	—	—	146,424	208,851
Property operating expenses	(1,895,578)	(1,852,748)	(9,185,355)	(9,304,815)	—	—	(11,080,933)	(11,157,563)
Net operating income	2,083,041	1,702,755	3,577,870	4,268,057	—	—	5,660,911	5,970,812
Property operating expenses - affiliates	470,476	473,265	938,773	950,820	—	—	1,409,249	1,424,085
General and administrative	—	—	—	—	630,811	829,491	630,811	829,491
Depreciation	1,685,903	1,665,882	2,697,539	2,639,687	7,326	7,193	4,390,768	4,312,762
Intangible amortization expense	—	—	626,332	1,909,800	—	—	626,332	1,909,800
Interest expense	1,070,700	1,070,700	3,669,338	3,911,521	—	—	4,740,038	4,982,221
Interest expense – debt issuance costs	52,992	52,992	188,302	209,126	—	—	241,294	262,118
Forgiveness of PPP Loans	—	—	(1,971,157)	—	—	—	(1,971,157)	-
Other	—	—	—	370	63,099	50,832	63,099	51,202
Net loss	$(1,197,030)	$(1,560,084)	$(2,571,257)	$(5,353,267)	$(701,236)	$(887,516)	$(4,469,523)	$(7,800,867)

The following table summarizes our total assets by segment:

Segments	June 30, 2021	December 31, 2020
Student housing	$87,860,431	$88,740,898
Senior housing	159,811,081	162,477,624
Corporate and Other	7,163,782	8,321,205
Total assets	$254,835,294	$259,539,727

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

June 30, 2021

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

Organization and Offering Costs

Organization and offering costs of the Public Offering were paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of our Primary Offering, provided, however, that our Advisor agreed to fund, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares. Organization and offering costs consisted of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Pursuant to an Advisor Funding Agreement (the “Advisor Funding Agreement”), our Advisor also agreed to fund, and not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminated to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. During the quarter ended June 30, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the quarter ended June 30, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, we determined no additional adjustment was required.

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

June 30, 2021

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2021, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into the Advisor Funding Agreement by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses was expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated if the organization and offering expenses exceed the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Primary Offering terminated to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. As of March 31, 2020, prior to the suspension of our Primary Offering, we raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Z shares, and have received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares. Subsequent to March

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

31, 2020, no sales have been made pursuant to the Primary Offering. During the quarter ended June 30, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the quarter ended June 30, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, we determined no additional adjustment was required.

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

As of June 21, 2019, we ceased offering Class A shares, Class T shares and Class W shares in our Primary Offering, and on July 10, 2019, we commenced offering Class Y shares and Class Z shares. On March 30, 2020, our board of directors approved the suspension of our Primary Offering and on May 1, 2021, our Public Offering terminated. On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. Pursuant to the Dealer Manager Agreement, we paid our Former Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y shares sold in the primary portion of the offering. However, as described above, our Advisor has agreed to fund the payment of all upfront sales commissions and dealer manager fees on Class Y shares sold, subject to certain limitations. In addition, our Former Dealer Manager received an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering, subject to certain limitations described below. Our Former Dealer Manager received an ongoing dealer manager servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering.

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of June 30, 2021, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

June 30, 2021

(Unaudited)

a majority of our independent directors not otherwise interested in such transaction, as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2020 and the six months ended June 30, 2021, as well as any related amounts payable as of December 31, 2020 and June 30, 2021:

	Year Ended December 31, 2020					Six Months Ended June 30, 2021
	Incurred	Paid	Adjustment		Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$434,942	$1,224,380	$-		$8,168	$164,362	$172,530	$-
Transfer Agent expenses	122,987	261,433	-		-	66,748	66,748	-
Asset management fees	2,363,753	-	-		5,748,481	1,178,129	110,722	6,815,888
Property management oversight fees	469,044	-	-		1,139,903	231,120	-	1,371,023
Capitalized:
Acquisition expenses - Affiliates	-	-	-		1,980,000	-	-	1,980,000
Additional Paid-In Capital:
Selling commissions	97,460	104,960	-		-	-	-	-
Dealer manager fees	97,460	104,960	-		-	-	-	-
Stockholder Servicing Fees and Dealer Manager Fees (1)	110,810	24,578	(503,373)	(2)	-	-	-	-
Offering costs	46,304	-	(593,991)	(3)	166,881	-	-	166,881
Total	$3,742,760	$1,720,311	$(1,097,364)		$9,043,433	$1,640,359	$350,000	$10,333,792

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

(2)

As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of June 30, 2021, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

(3)

Pursuant to the Advisor Funding Agreement, our Advisor agreed to fund, and will not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares.  Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminated to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. During the quarter ended June 30, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the quarter ended June 30, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet.

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

June 30, 2021

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

June 30, 2021

(Unaudited)

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. As a result, we were not able to honor redemption requests made during the year ended December 31, 2020 and the six months ended June 30, 2021.

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

For the year ended December 31, 2020 we received redemption requests totaling approximately $310,000 (approximately 37,500 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled. During the six months ended June 30, 2021, we did not receive any redemption requests.

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

June 30, 2021

(Unaudited)

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

As of June 30, 2021 we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

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

June 30, 2021

(Unaudited)

reinvestment plan will be equal to the estimated value per share for all classes of shares; however, our Public Offering has terminated and distributions remain suspended.

As of June 30, 2021 we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of June 30, 2021, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$546	198	589	94.2%
Tallahassee	September 28, 2017	August 2017	Florida State University	764	125	434	92.2%
Total				$638	323	1,023	93.4%

(1)	Calculated based on our base rental revenue earned during the six months ended June 30, 2021 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of June 30, 2021.

Senior Housing

As of June 30, 2021, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,930	119	79.0%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,585	112	85.7%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,164	64	79.7%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,747	309	79.4%
Total				$4,499	604	80.5%

(1)	Calculated based on our revenue earned during the six months ended June 30, 2021 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of June 30, 2021.

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

June 30, 2021

(Unaudited)

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

June 30, 2021

(Unaudited)

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

Results of Operations

Overview

As of June 30, 2021, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, if needed, implementing incentives to maintain contract rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

Recent Market Conditions

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments to institute quarantines, "shelter in place" rules and restrictions on travel, the types of business that may continue to operate, and the types of construction projects that may continue. We implemented precautionary and protective measures intended to help ensure the well-being of our residents and staff at our student and senior housing properties.

At our student housing properties, all in-person property tours were limited to appointment only and community events cancelled. Currently, the universities served by our student housing properties have reopened for majority on-line learning with limited, hybrid in-person instruction. Both of these universities have announced that in fall 2021, instruction platforms will primarily return back to an on-campus, classroom instruction mode, and pre-leasing for academic year 2021-2022 is approximately 99% and 94% at our Tallahassee and Fayetteville properties, respectively. If the universities change their instruction platforms back to on-line only or a hybrid model due to a COVID-19 related event, the occupancy, leasing and related revenue of our student housing properties could be adversely affected. As of June 30, 2021 our Fayetteville and Tallahassee properties are 94.2% and 92.2% occupied, respectively.

At our senior housing properties, we limited visitors to our properties to essential visitors, including employees, care providers and medical personnel and family members. Also, in-person prospective resident property tours were limited. The protective measures implemented at our properties and the local government “stay at home” mandates limited our ability to accept new residents and influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. During the three months ended June 30, 2021, we expanded in-person prospective resident tours and resumed certain community activities. As a result, we have experienced an increase in occupancy at our senior housing property portfolio from 77.2% at March 31, 2021 to 80.5% at June 30, 2021 and higher leasing and related revenue as a result. Additionally, we continue to incur incremental, COVID-19 related expenses of approximately $0.1 million during the three months ended June 30, 2021, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and third party contract services, as labor shortages continue to impact operating expenses.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

We expect the COVID-19 pandemic will continue to adversely affect our financial condition and results of operations for the remainder of 2021, including but not limited to, our occupancy, leasing and related revenues, and additional expenses, including labor and personal protective equipment, as described above. The full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for fiscal year 2021 will depend on future developments which are highly uncertain and cannot be predicted at this time.

Comparison of the Three Months Ended June 30, 2021 and 2020

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended June 30, 2021 were approximately $2.0 million, as compared to approximately $1.7 million for the three months ended June 30, 2020, an increase of approximately $0.3 million. The increase is primarily attributable to higher occupancy for the 2020/2021 academic year. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the universities served by our student housing properties revert back to online-only classes due to a COVID-19 variant surge, we anticipate the occupancy and leasing and related revenue of these properties could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended June 30, 2021 were approximately $6.5 million, as compared to $6.7 million for the three months ended June 30, 2020, a decrease of approximately $0.2 million. The decrease is primarily attributable to a decrease in occupancy attributable to the COVID-19 pandemic, which has broadly influenced prospective residents to delay moving into senior living communities. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity. However, if COVID-19 vaccines have limited effectiveness against new virus variants and governmental orders are reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, we anticipate the occupancy and leasing and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student were approximately $0.9 million for each of the three months ended June 30, 2021 and 2020. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior were approximately $4.7 million for each of the three months ended June 30, 2021 and 2020. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $0.7 million for each of the three months ended June 30, 2021 and 2020. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were approximately $0.3 million, as compared to approximately $0.4 million for the three months ended June 30, 2020, a decrease of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to lower legal expense. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended June 30, 2021 were approximately $2.2 million, as compared to approximately $3.1 million for the three months ended June 30, 2020, a decrease of approximately $0.9 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our Courtyard property, which became fully amortized during the first quarter of 2021.

Interest Expense

Interest expense was approximately $2.4 million for each of the three months ended June 30, 2021 and 2020. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs were approximately $0.1 million for each of the three months ended June 30, 2021 and 2020. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Forgiveness of PPP Loans

During the three months ended June 30, 2021 our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

Comparison of the Six Months Ended June 30, 2021 and 2020

Leasing and Related Revenues - Student

Leasing and related revenues - student for the six months ended June 30, 2021 were approximately $4.0 million, as compared to approximately $3.6 million for the six months ended June 30, 2020, an increase of approximately $0.4 million. The increase is primarily attributable to higher occupancy for the 2020/2021 academic year. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the universities served by our student housing properties revert back to online-only classes due to a COVID-19 variant surge, we anticipate the occupancy and leasing and related revenue of these properties could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the six months ended June 30, 2021 were approximately $12.8 million, as compared to $13.6 million for the six months ended June 30, 2020, a decrease of approximately $0.8 million. The decrease is primarily attributable to a decrease in occupancy attributable to the COVID-19 pandemic, which has broadly influenced prospective residents to delay moving into senior living communities. We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity. However, if COVID-19 vaccines have limited effectiveness against new virus variants and governmental orders are reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, we anticipate the occupancy and leasing and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student were approximately $1.9 million for each of the six months ended June 30, 2021 and 2020. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Property Operating Expenses - Senior

Property operating expenses - senior for the six months ended June 30, 2021 were approximately $9.2 million, as compared to $9.3 million for the six months ended June 30, 2020, a decrease of approximately $0.1 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $1.4 million for each of the six months ended June 30, 2021 and 2020. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were approximately $0.6 million, as compared to approximately $0.8 million for the six months ended June 30, 2020, a decrease of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to a lower allocation of payroll from our Sponsor and a decrease in legal expense. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the six months ended June 30, 2021 were approximately $5.0 million, as compared to approximately $6.2 million for the six months ended June 30, 2020, a decrease of approximately $1.2 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our Courtyard property, which became fully amortized during the first quarter of 2021.

Interest Expense

Interest expense for the six months ended June 30, 2021 was approximately $4.7 million, as compared to approximately $5.0 million for the six months ended June 30, 2020, a decrease of approximately $0.3 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. The decrease was primarily due to a lower effective interest rate on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the six months ended June 30, 2021 was approximately $0.2 million, as compared to approximately $0.3 million for the six months ended June 30, 2020, a decrease of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Forgiveness of PPP Loans

During the six months ended June 30, 2021 our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the six months ended June 30, 2021 and 2020, is as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
Net cash flow provided by (used in):
Operating activities	$752,803	$507,444	$245,359
Investing activities	(448,172)	(570,013)	121,841
Financing activities	(296,192)	1,437,066	(1,733,258)

Cash flows provided by operating activities for the six months ended June 30, 2021 and 2020 were approximately $0.8 million and $0.5 million, respectively, a change of approximately $0.3 million. The increase in cash provided by operating activities was primarily the result of an increase in cash provided by operating assets and liabilities.

Cash flows used in investing activities for the six months ended June 30, 2021 and 2020 were approximately $0.5 million and $0.6 million, respectively, a change of approximately $0.1 million. The decrease in cash used in investing activities is the result of a decrease in cash used for additions to real estate.

Cash flows (used in) provided by financing activities for the six months ended June 30, 2021 and 2020 were approximately ($0.3) million and $1.4 million, respectively, a change of approximately $1.7 million. The decrease in cash provided by financing activities is primarily the result of a decrease in net proceeds related to the issuance of common stock of approximately $3.3 million, offset by a decrease in distributions of approximately $1.3 million.

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

In May 2020, we, through wholly-owned subsidiaries of our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. We have used the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. During the three months ended June 30, 2021 our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to adversely impact our future operating cash flows due to reductions of our occupancy and leasing and related revenues, and additional expenditures to protect our residents and staff at our properties.

Distribution Policy

In order to retain cash and preserve financial flexibility in light of the impact that COVID-19 has had and continues to have on our business and the uncertainty as to the ultimate severity, duration, and effects of the outbreak, on March 30, 2020, our board of directors approved the suspension of all distributions to our stockholders.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. Prior to the suspension of our distributions, we paid distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	the performance of any lease-up, development and redevelopment properties we may acquire;
•	any significant delays in construction for development or redevelopment properties we may acquire;
•	construction defects or capital improvements; and
•	capital expenditures and reserves for such expenditures.

The following shows our distributions paid and the sources of such distributions for six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30, 2021		June 30, 2020
Distributions paid in cash — common stockholders	$-		$1,316,243
Distributions paid in cash — Operating Partnership unitholders	-		3,950
Distributions reinvested	-		626,649
Total distributions	$-		$1,946,842
Source of distributions
Cash flows provided by operations	$-	0.0%	$507,444	26.1%
Proceeds from our offerings	-	0.0%	812,749	41.7%
Offering proceeds from distribution reinvestment plan	-	0.0%	626,649	32.2%
Total sources	$-	0.0%	$1,946,842	100.0%

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

We did not commence paying distributions until September 2017. From our inception through June 30, 2021, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $63.1 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $50.6 million.

For the six months ended June 30, 2021, we did not pay any distributions and had a net loss attributable to our common stockholders of approximately $5.0 million.

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

We have not been able to, and may not be able to, pay distributions, solely from our cash flows from operations, in which case distributions may be paid in part from debt financing. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of June 30, 2021, our total indebtedness was approximately $206 million, which included approximately $162 million in fixed rate debt and approximately $44 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

In May 2020, we, through wholly-owned subsidiaries of our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. Each PPP Loan has a term of two years, accrues interest at a rate of 1.00%, and may be prepaid in whole or in part without penalty. No interest payments are due until the end of the deferral period in September 2021. The proceeds from the PPP Loans were used primarily for payroll costs, as defined by the CARES Act. During the three months ended June 30, 2021 our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. If the balance of the KeyBank Bridge Loans has not been reduced to $20 million by May 13, 2021, we will be required to pay a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, if the balance of the KeyBank Bridge Loans have not been reduced to $20 million by October 31, 2021, we will be required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized to pay interest but must generally be replenished. Additionally, as a result of the termination of our Primary Offering and the continued adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods.  See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments due during the years ending December 31:
	Total	2021	2022-2023	2024-2025	Thereafter
Debt interest(1)	$47,090,633	$7,083,589	$15,714,363	$11,963,870	$12,328,811
Debt principal(1)	206,318,294	403,809	45,780,181	56,513,069	103,621,235
Total contractual obligations	$253,408,927	$7,487,398	$61,494,544	$68,476,939	$115,950,046

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

June 30, 2021

(Unaudited)

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

As of June 30, 2021, our debt consisted of approximately $206 million, which included approximately $162 million in fixed rate debt and $44 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2021:

	Year Ending December 31,
	2021	2022		2023	2024	2025	Thereafter	Total
Fixed rate debt	$403,809	$714,790		$1,048,841	$54,713,629	$1,799,440	$103,621,235	$162,301,744
Average interest rate	4.65%	4.65%		4.65%	4.74%	4.94%	4.94%	4.65%
Variable rate debt	—	$44,016,550	(2)	—	—	—	—	$44,016,550
Average interest rate(1)	4.25%	4.25%		—	—	—	—	4.25%

(1)	The average interest rate was calculated based on the rate in effect on June 30, 2021.
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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2021.

We incurred a net loss attributable to common stockholders of approximately $5.0 million for the six months ended June 30, 2021. Our accumulated deficit was approximately $63.1 million as of June 30, 2021. Given the impact of COVID-19, our operations will likely not be profitable in 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On May 1, 2018, our Public Offering (SEC File No. 333-220646) of up to $1.0 billion in shares of our common stock in our primary offering, was declared effective by the SEC, and consisted of three classes of shares: Class A shares, Class T shares, and Class W shares and up to $95 million in shares pursuant to our distribution reinvestment plan. On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC and we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share up to $95 million in shares of our common stock pursuant to our distribution reinvestment plan at a price of $9.30 per share for all classes of shares. The termination of our Public Offering occurred on May 1, 2021. As of June 30, 2021 we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. With the net offering proceeds, Preferred Units and indebtedness, we acquired two student housing properties for approximately $104.5 million, four senior housing properties for approximately $173.1 million, an approximately 2.6% beneficial interest in Reno Student Housing for approximately $1.03 million, an approximately 1.4% beneficial interest in Power 5 Conference Student Housing for approximately $0.8 million, and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended June 30, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2021	—	—	—	584,058
May 31, 2021	—	—	—	584,058
June 30, 2021	—	—	—	584,058

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three and Six Months Ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: August 11, 2021	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)