Form 10-Q
period 2021-09-30
Strategic Student & Senior Housing Trust, Inc.
filed 2021-11-10
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of COVID-19, military actions, and terrorist attacks.  The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, may be significantly hindered.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate facilities:
Land	$20,688,000	$20,688,000
Buildings	233,979,950	233,595,134
Site improvements	4,259,917	4,259,917
Furniture, fixtures and equipment	11,779,962	11,459,112
	270,707,829	270,002,163
Accumulated depreciation	(30,493,512)	(23,890,898)
	240,214,317	246,111,265
Construction in process	191,516	103,413
Real estate facilities, net	240,405,833	246,214,678
Cash and cash equivalents	6,579,535	7,641,540
Restricted cash	2,660,907	1,811,453
Other assets	2,953,237	3,245,724
Intangible assets, net	-	626,332
Total assets	$252,599,512	$259,539,727
LIABILITIES AND EQUITY
Debt, net	$204,779,232	$206,839,694
Accounts payable and accrued liabilities	4,558,397	3,689,146
Due to affiliates	11,029,401	9,043,433
Distributions payable	3,960,958	3,092,361
Total liabilities	224,327,988	222,664,634
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,157,829
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,627,930 and 11,625,430 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	11,627	11,625
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at September 30, 2021 and December 31, 2020.	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at September 30, 2021 and December 31, 2020.	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at September 30, 2021 and December 31, 2020.	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at September 30, 2021 and December 31, 2020.	167	167
Additional paid-in capital	97,694,890	97,676,432
Distributions	(17,199,735)	(17,199,735)
Accumulated deficit	(66,647,225)	(58,034,575)
Total Strategic Student & Senior Housing Trust, Inc. equity	13,861,011	22,455,201
Noncontrolling interests in our Operating Partnership	(1,105,691)	(1,088,547)
Total equity	12,755,320	21,366,654
Total liabilities and equity	$252,599,512	$259,539,727

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Leasing and related revenues – student	$1,944,146	$1,819,960	$5,922,765	$5,375,463
Leasing and related revenues – senior	6,767,374	6,348,486	19,530,599	19,921,358
Total revenues	8,711,520	8,168,446	25,453,364	25,296,821
Operating expenses:
Property operating expenses – student	1,205,550	1,165,844	3,101,128	3,018,592
Property operating expenses – senior	4,980,008	4,487,509	14,165,363	13,792,323
Property operating expenses – affiliates	713,791	705,774	2,123,040	2,129,859
General and administrative	348,010	437,078	978,823	1,266,569
Depreciation	2,211,846	2,164,303	6,602,614	6,477,065
Intangible amortization expense	-	954,900	626,332	2,864,700
Total operating expenses	9,459,205	9,915,408	27,597,300	29,549,108
Operating loss	(747,685)	(1,746,962)	(2,143,936)	(4,252,287)
Other income (expense):
Interest expense	(2,401,550)	(2,402,905)	(7,141,588)	(7,385,126)
Interest expense – debt issuance costs	(116,310)	(135,564)	(357,604)	(397,682)
Forgiveness of PPP Loans	-	-	1,971,157	-
Other	(18,364)	(9,529)	(81,463)	(60,732)
Net loss	(3,283,909)	(4,294,960)	(7,753,434)	(12,095,827)
Less: Distributions to preferred unitholders in our Operating Partnership	(298,013)	(273,124)	(868,597)	(797,886)
Less: Accretion of preferred equity costs	-	(3,882)	(7,765)	(11,642)
Net loss attributable to the noncontrolling interest in our Operating Partnership	7,063	8,381	17,144	24,947
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(3,574,859)	$(4,563,585)	$(8,612,652)	$(12,880,408)
Net loss per Class A share – basic and diluted	$(0.27)	$(0.35)	$(0.66)	$(0.99)
Net loss per Class T share – basic and diluted	$(0.27)	$(0.35)	$(0.66)	$(0.99)
Net loss per Class W share – basic and diluted	$(0.27)	$(0.35)	$(0.66)	$(0.99)
Net loss per Class Y share – basic and diluted	$(0.27)	$(0.35)	$(0.66)	$(0.99)
Net loss per Class Z share – basic and diluted	$(0.27)	$(0.35)	$(0.66)	$(0.99)
Weighted average Class A shares outstanding – basic and diluted	11,618,643	11,617,305	11,616,098	11,606,537
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598	77,501
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548	85,492
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349	1,072,368
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494	165,311

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2019	11,565,901	$11,566	76,991	$77	85,198	$86	768,611	$768	159,070	$159	$93,609,304	$(15,238,571)	$(41,837,130)	$36,546,259	$(1,051,914)	$35,494,345	$10,142,303	$4,723,961
Gross proceeds from issuance of common stock	-	-	-	-	-	-	349,320	349	6,989	7	3,313,317	-	-	3,313,673	-	3,313,673	-	-
Offering costs	-	-	-	-	-	-	-	-	-	-	(559,004)	-	-	(559,004)	-	(559,004)	-	-
Reimbursement of offering costs by Advisor	-	-	-	-	-	-	-	-	-	-	245,557	-	-	245,557	-	245,557	-	-
Changes to redeemable common stock	-	-	-	-	-	-	-	-	-	-	(625,507)	-	-	(625,507)	-	(625,507)	-	625,507
Redemptions of common stock	(3,544)	(4)	-	-	-	-	-	-	-	-	-	-	-	(4)	-	(4)	-	-
Distributions	-	-	-	-	-	-	-	-	-	-	-	(1,958,880)	-	(1,958,880)	-	(1,958,880)	-	-
Distributions for noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,950)	(3,950)	-	-
Distributions to preferred unitholders in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(259,553)	-
Issuance of shares for distribution reinvestment plan	60,450	60	607	1	350	1	5,418	5	435	1	625,439	-	-	625,507	-	625,507	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	5,875	-	-	5,875	-	5,875	-	-
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	(4,068,077)	(4,068,077)	-	(4,068,077)	259,553
Net loss attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,096)	(8,096)	-	-
Accretion of non-cash preferred equity issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,884	-
Balance as of March 31, 2020	11,622,807	11,622	77,598	78	85,548	87	1,123,349	1,122	166,494	167	96,614,981	(17,197,451)	(45,905,207)	33,525,399	(1,063,960)	32,461,439	10,146,187	5,349,468
Offering costs	-	-	-	-	-	-	-	-	-	-	(62,721)	-	-	(62,721)	-	(62,721)	-	-
Adjustment to offering costs											503,373			503,373	-	503,373
Reimbursement of offering costs by Advisor	-	-	-	-	-	-	-	-	-	-	593,991	-	-	593,991	-	593,991	-	-
Changes to redeemable common stock	-	-	-	-	-	-	-	-	-	-	(1,142)	-	-	(1,142)	-	(1,142)	-	1,142
Distributions to common stockholders	-	-	-	-	-	-	-	-	-	-	-	(2,283)	-	(2,283)	-	(2,283)	-	-
Issuance of Restricted Stock	2,500	3	-	-	-	-	-	-	-	-	-	-	-	3	-	3	-	-
Distributions to preferred unitholders in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(265,207)	-
Issuance of shares for distribution reinvestment plan	123	-	-	-	-	-	-	-	-	-	1,142	-	-	1,142	-	1,142	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	6,182	-	-	6,182	-	6,182	-	-
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	(4,248,747)	(4,248,747)	-	(4,248,747)	265,207	-
Net loss attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,470)	(8,470)	-	-
Accretion of non-cash preferred equity issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,879	-
Balance as of June 30, 2020	11,625,430	11,625	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,655,806	(17,199,734)	(50,153,954)	30,315,197	(1,072,430)	29,242,767	10,150,066	5,350,610
Offering costs	-	-	-	-	-	-	-	-	-	-	8,166	-	-	8,166	$-	8,166	-	-
Distributions to preferred unitholders in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(273,124)	-
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	7,344	-	-	7,344	-	7,344	-	-
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	(4,563,585)	(4,563,585)	-	(4,563,585)	273,124	-
Net loss attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,381)	(8,381)	-	-
Accretion of non-cash preferred equity issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,882	-
Balance as of September 30, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,671,316	$(17,199,734)	$(54,717,539)	$25,767,122	$(1,080,811)	$24,686,311	$10,153,948	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(281,110)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,648	—	—	5,648	—	5,648	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,842,109)	(3,842,109)	—	(3,842,109)	281,110
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,903)	(7,903)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,882	—
Balance as of March 31, 2021	11,625,430	11,625	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,682,080	(17,199,735)	(61,876,684)	18,618,740	(1,096,450)	17,522,290	10,161,711	5,350,610
Issuance of Restricted stock	2,500	2	—	—	—	—	—	—	—	—	-	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289,474)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	6,216	—	—	6,216	—	6,216	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,195,682)	(1,195,682)	—	(1,195,682)	289,474
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,178)	(2,178)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,883	—
Balance as of June 30, 2021	11,627,930	11,627	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,688,296	(17,199,735)	(63,072,366)	17,429,276	(1,098,628)	16,330,648	10,165,594	5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(298,013)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	6,594	—	—	6,594	—	6,594	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,574,859)	(3,574,859)	—	(3,574,859)	298,013
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,063)	(7,063)	—	—
Balance as of September 30, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,694,890	$(17,199,735)	$(66,647,225)	$13,861,011	$(1,105,691)	$12,755,320	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,753,434)	$(12,095,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,228,946	9,341,765
Amortization of debt issuance costs	357,604	397,682
Stock based compensation expense related to issuance of restricted stock	18,458	19,401
Forgiveness of PPP Loans	(1,971,157)	-
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	285,905	409,235
Accounts payable and accrued liabilities	887,835	1,184,227
Due to affiliates	1,985,968	1,841,678
Net cash provided by operating activities	1,040,125	1,098,161
Cash flows from investing activities:
Additions to real estate	(791,193)	(1,041,517)
Net cash used in investing activities	(791,193)	(1,041,517)
Cash flows from financing activities:
Principal payments of KeyBank Bridge Loans	-	(2,099,934)
Proceeds from issuance of PPP Loans	-	1,950,000
Scheduled principal payments of mortgage loans	(461,483)	(336,454)
Debt issuance costs	-	(260,083)
Gross proceeds from issuance of common stock	-	3,313,677
Redemptions of common stock	-	(30,392)
Offering costs	-	(207,859)
Reimbursement of offering costs by Advisor	-	245,557
Distributions paid to common stockholders	-	(1,316,247)
Distributions paid to Operating Partnership unitholders	-	(3,950)
Net cash (used in) provided by financing activities	(461,483)	1,254,315
Net change in cash, cash equivalents, and restricted cash	(212,551)	1,310,959
Cash, cash equivalents, and restricted cash, beginning of period	9,452,993	11,066,645
Cash, cash equivalents, and restricted cash, end of period	$9,240,442	$12,377,604
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$7,174,414	$7,003,740
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$43,218	$55,287
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$—	$405,702
Adjustment to offering costs included in due to affiliates	$—	$(1,097,364)
Distributions payable	$868,597	$1,473,811
Issuance of shares pursuant to distribution reinvestment plan	$—	$626,649

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, DST, a Delaware Statutory Trust (DST) that owns a student

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

housing property (“Reno Student Housing”), and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”).

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, through special purpose entities, all of our student housing and senior housing properties. As of September 30, 2021, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

Other Corporate History

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), was the sponsor of our Public Offering. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

SSSHT Property Management, LLC, a Delaware limited liability company (our “Property Manager”), was formed on October 3, 2016. Our Property Manager derives substantially all of its income from the property management oversight services it performs for us. We have entered into property management agreements directly with third party property managers and our Property Manager provides oversight services with respect to such third party property managers. Please see Note 7 – Related Party Transactions for additional detail.

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

September 30, 2021

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the nine months ended September 30, 2021, we have continued to experience lower occupancy at our senior housing properties, which has adversely impacted our leasing and related revenues.  Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and additional labor costs at our senior housing properties. The extent and duration to which our operations’ cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

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

As of September 30, 2021, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than two investments of approximately 2.6% and 1.4% of beneficial interests in two DSTs that own student housing properties, which are accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investments, we do not currently have any relationships with unconsolidated entities or financial partnerships.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

During the nine months ended September 30, 2021 and 2020, we did not acquire any properties or incur any acquisition-related transaction costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Revenue Recognition and Accounts Receivable

Our student housing properties are typically leased by the bed with fixed terms on an individual lease basis, often with parental guarantees. Substantially all of our leases coincide with each university’s particular academic year but generally commence in August and terminate in July. We bill residents on a monthly basis, which is generally due at the beginning of the month. Residents have access to their units along with the property’s respective amenities (i.e. study rooms, exercise facilities, common areas, etc.). The units are generally fully equipped (i.e., kitchen facilities, washer/dryer, etc.). We do not provide any food or other similar services.

Our senior housing properties are generally leased by the unit, pursuant to a resident lease agreement with fixed terms. Such agreements generally have an initial term of no more than 12 months, but are cancellable with 30 days’ notice. Included in the base monthly lease fee are standard items (i.e., living accommodations, food services, activity programs, concierge services, care services, etc.). We bill on a monthly basis, which is generally due at the beginning of the month.

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

September 30, 2021

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2021 and December 31, 2020, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $22.3 million and $21.7 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.4 million as of September 30, 2021 and $1.7 million as of December 31, 2020.

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

September 30, 2021

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

September 30, 2021

(Unaudited)

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

The table below summarizes our fixed rate debt payable at September 30, 2021 and December 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$169,000,000	$160,888,432	$174,250,000	$161,163,852

(1)	Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.

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

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of September 30, 2021 and December 31, 2020, we had a deferred tax asset of approximately $3.6 million and $2.4 million, respectively related to net operating losses and a deferred tax liability of approximately $0.3 million related to depreciation and other temporary book to tax differences in each year.  Net deferred tax assets as of September 30, 2021 and December 31, 2020 were approximately $3.3 million and $2.1 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the nine months ended September 30, 2021:

Real estate facilities
Balance at December 31, 2020	$270,002,163
Additions - Student	140,465
Additions - Senior	565,201
Balance at September 30, 2021	$270,707,829
Accumulated depreciation
Balance at December 31, 2020	$(23,890,898)
Depreciation expense	(6,602,614)
Balance at September 30, 2021	$(30,493,512)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	September 30, 2021	December 31, 2020	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee Nationwide mortgage loan (1)	23,500,000	23,500,000	3.84%	10/1/2024
Freddie Mac Utah loans (2)	45,936,453	46,397,936	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
KeyBank Utah Bridge Loan (4)	5,035,595	5,035,595	4.25%	4/30/2023
KeyBank Courtyard Initial Bridge Loan (4)	27,000,000	27,000,000	4.25%	4/30/2023
KeyBank Courtyard Delayed Draw Commitment(4)	11,980,955	11,980,955	4.25%	4/30/2023
PPP Loans (5)	—	1,950,000	1.00%	—
Debt issuance costs, net	(1,373,771)	(1,724,792)
Total debt	$204,779,232	$206,839,694

(1)	Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
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
(4)

The variable rate reflected in the table was the rate in effect as of September 30, 2021. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Please see Note 9 – Subsequent Events for additional details regarding the amendment to the KeyBank Bridge Loans

(5)

Represents the aggregate of four unsecured promissory notes under the Paycheck Protection Program (the “PPP”). During the three months ended June 30, 2021 our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

Fayetteville JPM Mortgage Loan

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

September 30, 2021

(Unaudited)

Each Freddie Mac Utah Loan is secured under a multifamily deed of trust, assignment of rents and security agreement from the respective Freddie Mac Borrower in favor of the Freddie Mac Lender, granting a first priority mortgage on the respective property in favor of the Freddie Mac Lender.

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. During the term of the Freddie Mac Utah Loans, we are required to maintain a net worth equal to or greater than $15 million and an initial liquidity requirement equal to or greater than $4.8 million. Once the Utah Bridge Loan (defined below) is paid in full, the liquidity requirement will be reduced to $3 million. On July 22, 2020, we executed amendments to our guaranty on the Freddie Mac Utah Loans to reduce our minimum liquidity requirement to $3.0 million through December 31, 2021. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Please see Note 9 – Subsequent Events for additional details regarding the amendment to the KeyBank Bridge Loans.

One of the property-owning special purpose entities noted above that owns Cottonwood Creek (the “Cottonwood Borrower”), entered into a mortgage loan in the principal amount of approximately $9.3 million (the “Freddie Mac Cottonwood Loan”) which is included in the Freddie Mac Utah Loans.

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement (the “Forbearance Agreement”) with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Cottonwood Loan. Pursuant to the Forbearance Agreement, the Servicers agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due (the “Forbearance Amount”), effective with the monthly installment due on May 1, 2020. The Forbearance Amount will be repaid without additional interest or prepayment premiums in no more than 12 equal monthly installments, remitted together with each regularly scheduled monthly installment commencing on August 1, 2020. The Forbearance Amount has been repaid without additional interest.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. During the term of the Freddie Mac Courtyard Loan, we are required to maintain a net worth equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. Once the Courtyard Bridge Loans are paid in full and the Memory Care Expansion (each defined further below) is complete, the liquidity requirement will be reduced to $4.8 million. We are able to reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. On July 22, 2020, we executed amendments to our guaranty on the Freddie Mac Courtyard Loan to reduce our minimum liquidity requirement to $3.0 million through December 31, 2021. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Additionally, please see Note 9 – Subsequent Events for additional details regarding recent amendment to the KeyBank Bridge Loans.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The Utah Bridge Loan was scheduled to mature on February 23, 2019, but was extended, based on its terms to August 23, 2019 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loan at the time of the extension. On March 29, 2019, we amended the Utah Bridge Loan such that (i) the loan maturity date was extended to April 30, 2020, (ii) our Sponsor became an additional borrower, (iii) the collateral was amended to include a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iv) certain of the covenants and restrictions were revised accordingly.

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans have not been reduced to $20 million, we were required to start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans were not reduced to $20 million by October 31, 2021, we are required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized but must generally be replenished. If the KeyBank Bridge Borrowers are unable to satisfy the Utah Bridge Loan through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the Utah Bridge Loan pursuant to its guaranty. If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Utah Bridge Loan, as discussed below. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Please see Note 9 – Subsequent Events for additional details regarding the amendment to the KeyBank Bridge Loans.

The Utah Bridge Loan bears interest at a rate of 1-month LIBOR plus 400 basis points, resulting in an interest rate of approximately 4.25% as of September 30, 2021. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding. As of September 30, 2021, KeyBank consented to our retention of approximately $7.1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan. As of September 30, 2021, we were in compliance with these covenants.

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

On November 4, 2019, we completed construction of the Memory Care Expansion. As of September 30, 2021, there is approximately $12 million outstanding on the Courtyard Delayed Draw Commitment.

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended, based on their terms to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. On February 27, 2020, we amended the Courtyard Bridge Loans such that the loan maturity date was extended to April 30, 2021 and certain of the covenants were revised accordingly. On November 13, 2020, we entered into the Fifth Amendment, pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans have not been reduced to $20 million, we were required to start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans were not reduced to $20 million by October 31, 2021, we are required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized but must generally be replenished. If the KeyBank Bridge Borrowers are unable to satisfy the Courtyard Bridge Loans through the required payments or to refinance the loans prior to maturity, the Company would be obligated to repay the Courtyard Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Courtyard Bridge Loans, as discussed below. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Additionally, please see Note 9 – Subsequent Events for additional details regarding recent amendment to the KeyBank Bridge Loans.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month LIBOR plus 400 basis points which totaled approximately 4.25% as of September 30, 2021. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans. As of September 30, 2021, we were in compliance with these covenants.

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding secured and unsecured debt as of September 30, 2021:

2021	$338,518
2022	44,631,340
2023	1,048,841
2024	54,713,629
2025	1,799,440
2026 and thereafter	103,621,235
Total payments	206,153,003
Debt issuance costs, net	(1,373,771)
Total	$204,779,232

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

   The KeyBank Bridge Loans contain certain financial covenants.  As of September 30, 2021, we were in compliance with these covenants. As a result of the termination of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty.  If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Please see Note 9 – Subsequent Events for additional details regarding the amendment to the KeyBank Bridge Loans.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

As of September 30, 2021 and December 31, 2020, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $3.3 million and $2.4 million, respectively.

Note 6. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following tables summarize information for the reportable segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Leasing and leasing related revenues	$1,944,146	$1,819,960	$6,692,033	$6,274,835	$—	$—	$8,636,179	$8,094,795
Other revenues	—	—	75,341	73,651	—	—	75,341	73,651
Property operating expenses	(1,205,550)	(1,165,844)	(4,980,008)	(4,487,509)	—	—	(6,185,558)	(5,653,353)
Net operating income	738,596	654,116	1,787,366	1,860,977	—	—	2,525,962	2,515,093
Property operating expenses - affiliates	238,493	236,817	475,298	468,957	—	—	713,791	705,774
General and administrative	—	—	—	—	348,010	437,078	348,010	437,078
Depreciation	848,998	835,835	1,359,116	1,324,871	3,732	3,597	2,211,846	2,164,303
Intangible amortization expense	—	—	—	954,900	—	—	-	954,900
Interest expense	535,350	535,350	1,866,200	1,867,555	—	—	2,401,550	2,402,905
Interest expense – debt issuance costs	26,496	26,497	89,814	109,067	—	—	116,310	135,564
Other	—	—	174	—	18,190	9,529	18,364	9,529
Net loss	$(910,741)	$(980,383)	$(2,003,236)	$(2,864,373)	$(369,932)	$(450,204)	$(3,283,909)	$(4,294,960)

	Nine Months Ended September 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Leasing and leasing related revenues	$5,922,765	$5,375,463	$19,308,834	$19,638,856	$—	$—	$25,231,599	$25,014,319
Other revenues	—	—	221,765	282,502	—	—	221,765	282,502
Property operating expenses	(3,101,128)	(3,018,592)	(14,165,363)	(13,792,323)	—	—	(17,266,491)	(16,810,915)
Net operating income	2,821,637	2,356,871	5,365,236	6,129,035	—	—	8,186,873	8,485,906
Property operating expenses - affiliates	708,969	710,082	1,414,071	1,419,777	—	—	2,123,040	2,129,859
General and administrative	—	—	—	—	978,823	1,266,569	978,823	1,266,569
Depreciation	2,534,901	2,501,717	4,056,655	3,964,558	11,058	10,790	6,602,614	6,477,065
Intangible amortization expense	—	—	626,332	2,864,700	—	—	626,332	2,864,700
Interest expense	1,606,050	1,606,050	5,535,538	5,779,076	—	—	7,141,588	7,385,126
Interest expense – debt issuance costs	79,488	79,489	278,116	318,193	—	—	357,604	397,682
Forgiveness of PPP Loans	—	—	(1,971,157)	—	—	—	(1,971,157)	—
Other	—	—	174	370	81,289	60,362	81,463	60,732
Net loss	$(2,107,771)	$(2,540,467)	$(4,574,493)	$(8,217,639)	$(1,071,170)	$(1,337,721)	$(7,753,434)	$(12,095,827)

The following table summarizes our total assets by segment:

Segments	September 30, 2021	December 31, 2020
Student housing	$87,056,617	$88,740,898
Senior housing	158,753,353	162,477,624
Corporate and Other	6,789,542	8,321,205
Total assets	$252,599,512	$259,539,727

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

September 30, 2021

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of September 30, 2021, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into the Advisor Funding Agreement by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses was expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated if the organization and offering expenses exceed the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Primary Offering terminated to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. As of March 31, 2020, prior to the suspension of our Primary Offering, we raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Z shares, and received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. During the quarter ended June 30, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the quarter ended June 30, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, we determined no additional adjustment was required.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of September 30, 2021, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

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

September 30, 2021

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2020 and the nine months ended September 30, 2021, as well as any related amounts payable as of December 31, 2020 and September 30, 2021:

	Year Ended December 31, 2020					Nine Months Ended September 30, 2021
	Incurred	Paid	Adjustment		Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$434,942	$1,224,380	$-		$8,168	$262,584	$270,752	$-
Transfer Agent expenses	122,987	261,433	-		-	100,344	100,344	-
Asset management fees	2,363,753	-	-		5,748,481	1,767,585	128,904	7,387,162
Property management oversight fees	469,044	-	-		1,139,903	355,455	-	1,495,358
Capitalized:
Acquisition expenses - Affiliates	-	-	-		1,980,000	-	-	1,980,000
Additional Paid-In Capital:
Selling commissions	97,460	104,960	-		-	-	-	-
Dealer manager fees	97,460	104,960	-		-	-	-	-
Stockholder Servicing Fees and Dealer Manager Fees (1)	110,810	24,578	(503,373)	(2)	-	-	-	-
Offering costs	46,304	-	(593,991)	(3)	166,881	-	-	166,881
Total	$3,742,760	$1,720,311	$(1,097,364)		$9,043,433	$2,485,968	$500,000	$11,029,401

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

(2)

As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of September 30, 2021, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Please see Note 4 – Debt and Note 5 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Investment in Reno Student Housing, DST

In October 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.03 million for an approximately 2.6% beneficial interest. Reno Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing owns a student housing property located in Reno, Nevada (the “Reno Property”). We have determined that Reno Student Housing is a VIE of which we are not the primary beneficiary, as we do not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Reno Student Housing is accounted for under the equity method of accounting.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 8. Commitments and Contingencies

Property Management

Our student housing properties are managed by a third-party student housing manager. Pursuant to our property management agreements, we pay a monthly management fee, plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances, we pay a construction management fee for certain construction management services. The property management agreements have a one year term and automatically renew for successive one year periods thereafter, unless we or the third-party student housing manager provides prior written notice at least 30 days prior to the expiration of the term. The agreements are also subject to other customary termination provisions.

Our senior housing properties are managed by third-party senior living operators. Pursuant to the respective property management agreements, we pay a monthly management fee plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances, we may pay a construction management fee for certain construction management services. Additionally, such operators may be entitled to a performance based incentive fee, based on the performance of the property. The property management agreements have an original term of three to five years and automatically renew for successive one year periods thereafter, unless we or the operator provide prior written notice at least 180 days prior to the expiration of the term. The agreements are also subject to customary termination provisions including a termination fee if the agreement is terminated in certain circumstances.

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

Share Redemption Program

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. As a result, we were not able to honor redemption requests made during the year ended December 31, 2020 and the nine months ended September 30, 2021.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

For the year ended December 31, 2020, we received redemption requests totaling approximately $310,000 (approximately 37,500 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled. During the nine months ended September 30, 2021, we did not receive any redemption requests.

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

Note 9. Subsequent Events

KeyBank Bridge Loans Amendment

On November 9, 2021, we entered into an amendment to the KeyBank Bridge Loans (the “Sixth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2023, and we were required to pay a fee equal to approximately $165,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2021, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

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

As of September 30, 2021, we owned (i) two student housing properties, (ii) four senior housing properties, (iii) an approximately 2.6% beneficial interest in Reno Student Housing, and (iv) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing.

Student Housing

As of September 30, 2021, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$544	198	589	96.8%
Tallahassee	September 28, 2017	August 2017	Florida State University	734	125	434	100.0%
Total				$624	323	1,023	98.2%

(1)	Calculated based on our base rental revenue earned during the nine months ended September 30, 2021 divided by average occupied beds over the same period.
(2)	Represents occupied beds divided by total rentable beds as of September 30, 2021.

Senior Housing

As of September 30, 2021, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,862	119	75.6%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,600	112	88.4%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,236	64	76.6%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,782	309	83.5%
Total				$4,512	604	82.1%

(1)	Calculated based on our revenue earned during the nine months ended September 30, 2021 divided by average occupied units over the same period.
(2)	Represents occupied units divided by total rentable units as of September 30, 2021.

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

Our allocations of purchase prices are based on certain significant estimates and assumptions, variations in such estimates and assumptions could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements.

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

Consolidation of Investments in Joint Ventures

We evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the joint venture entities included in our consolidated financial statements may vary based on the estimates and assumptions we use.

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

Results of Operations

Overview

As of September 30, 2021, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, if needed, implementing incentives to maintain contract rates. Additionally, our operating results depend on our residents making their required payments to us.

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

At our student housing properties, during the majority of 2020, both universities cancelled in-person classes and commenced online classes to support social distancing which resulted in a portion of our residents returning home to continue their learning online.  In addition, our properties limited all in-person property tours to appointment only and community events were cancelled.  At the beginning of the 2021/2022 academic year, both universities reopened and instruction platforms primarily returned back to an on-campus, classroom instruction mode. Our leasing for academic year 2021-2022 is currently approximately 100% and 97% at our Tallahassee and Fayetteville properties, respectively. If the universities change their instruction platforms back to on-line only or a hybrid model due to a COVID-19 related event, the occupancy, leasing and related revenue of our student housing properties could be adversely affected.

At our senior housing properties, during the majority of 2020, we limited visitors to our properties to essential visitors, including employees, care providers and medical personnel and family members. Also, in-person prospective resident property tours were either restricted or very limited. The protective measures implemented at our properties and the local government “stay at home” mandates limited our ability to accept new residents and influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity.  Subsequent to the success of vaccination clinics in the spring of 2021 and the easing of local government COVID restrictions, we expanded in-person prospective resident tours and resumed certain community activities. As a result, we experienced an increase in occupancy during the second quarter of 2021 at our senior housing property portfolio, however, during the third quarter of 2021, Delta variant breakthrough infections continue to have a negative impact on operations at our senior housing properties.  Additionally, we continue to incur incremental, COVID-19 related expenses of approximately $0.1 million during the three months ended September 30, 2021, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and third party contract services, as labor shortages continue to impact operating expenses.

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

Comparison of the Three Months Ended September 30, 2021 and 2020

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended September 30, 2021 were approximately $1.9 million, as compared to approximately $1.8 million for the three months ended September 30, 2020, an increase of approximately $0.1 million. The increase is primarily attributable to higher occupancy. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the universities served by our student housing properties revert back to online-only classes due to the COVID-19 delta variant surge, we anticipate the occupancy and leasing and related revenue of these properties could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended September 30, 2021 were approximately $6.8 million, as compared to $6.3 million for the three months ended September 30, 2020, an increase of approximately $0.5 million. The increase is primarily attributable to an increase in occupancies. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity. However, future COVID-19 delta variant breakthrough infections could cause governmental orders to be reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, leasing, and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student were approximately $1.2 million for each of the three months ended September 30, 2021 and 2020. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended September 30, 2021 were approximately $5.0 million, as compared to $4.5 million for the three months ended September 30, 2020, an increase of approximately $0.5 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs and an increase in overtime and contract labor due to staffing shortages.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $0.7 million for each of the three months ended September 30, 2021 and 2020. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were approximately $0.3 million, as compared to approximately $0.4 million for the three months ended September 30, 2020, a decrease of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to lower legal expense. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended September 30, 2021 were approximately $2.2 million, as compared to approximately $3.1 million for the three months ended September 30, 2020, a decrease of approximately $0.9 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our Courtyard property, which became fully amortized during the first quarter of 2021.

Interest Expense

Interest expense was approximately $2.4 million for each of the three months ended September 30, 2021 and 2020. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs were approximately $0.1 million for each of the three months ended September 30, 2021 and 2020. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Leasing and Related Revenues - Student

Leasing and related revenues - student for the nine months ended September 30, 2021 were approximately $5.9 million, as compared to approximately $5.4 million for the nine months ended September 30, 2020, an increase of approximately $0.5 million. The increase is primarily attributable to higher occupancy. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the universities served by our student housing properties revert back to online-only classes due to the COVID-19 delta variant surge, we anticipate the occupancy and leasing and related revenue of these properties could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the nine months ended September 30, 2021 were approximately $19.5 million, as compared to $19.9 million for the nine months ended September 30, 2020, a decrease of approximately $0.4 million. The decrease is primarily a decrease in occupancy attributable to the COVID-19 pandemic, which has broadly influenced prospective residents to delay moving into senior living communities. We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity. However, future COVID-19 delta variant breakthrough infections could cause governmental orders to be reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, leasing, and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student for the nine months ended September 30, 2021 were approximately $3.1 million, as compared to $3.0 million for the nine months ended September 30, 2020, an increase of $0.1 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to an increase in real estate taxes.

Property Operating Expenses - Senior

Property operating expenses - senior for the nine months ended September 30, 2021 were approximately $14.2 million, as compared to $13.8 million for the nine months ended September 30, 2020, an increase of approximately $0.4 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs and an increase in overtime and contract labor due to staffing shortages.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $2.1 million for each of the nine months ended September 30, 2021 and 2020. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were approximately $1.0 million, as compared to approximately $1.3 million for the nine months ended September 30, 2020, a decrease of approximately $0.3 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to a lower allocation of payroll from our Sponsor and a decrease in legal expense. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the nine months ended September 30, 2021 were approximately $7.2 million, as compared to approximately $9.3 million for the nine months ended September 30, 2020, a decrease of approximately $2.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our Courtyard property, which became fully amortized during the first quarter of 2021.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was approximately $7.1 million, as compared to approximately $7.4 million for the nine months ended September 30, 2020, a decrease of approximately $0.3 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. The decrease was primarily due to a lower effective interest rate on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs were approximately $0.4 million for each of the nine months ended September 30, 2021 and 2020. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Forgiveness of PPP Loans

During the nine months ended September 30, 2021, our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the nine months ended September 30, 2021 and 2020, is as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
Net cash flow provided by (used in):
Operating activities	$1,040,125	$1,098,161	$(58,036)
Investing activities	(791,193)	(1,041,517)	250,324
Financing activities	(461,483)	1,254,315	(1,715,798)

Cash flows provided by operating activities for the nine months ended September 30, 2021 and 2020 were approximately $1.0 million and $1.1 million, respectively, a change of approximately ($0.1) million. The decrease in cash provided by operating activities was primarily the result of a decrease in cash provided by operating assets and liabilities.

Cash flows used in investing activities for the nine months ended September 30, 2021 and 2020 were approximately $0.8 million and $1.0 million, respectively, a change of approximately $0.2 million. The decrease in cash used in investing activities is the result of a decrease in cash used for additions to real estate.

Cash flows (used in) provided by financing activities for the nine months ended September 30, 2021 and 2020 were approximately ($0.5) million and $1.3 million, respectively, a change of approximately ($1.7) million. The decrease in cash from financing activities is primarily the result of a decrease in net proceeds related to the issuance of common stock of approximately $3.3 million, offset by a decrease in distributions of approximately $1.3 million.

Short-Term Liquidity and Capital Resources

Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of our cash on hand, proceeds from net cash provided by property operations, proceeds from secured or unsecured financing from banks or other lenders, including assistance made available by the federal government in response to COVID-19, issuance of preferred units in our Operating Partnership, and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

In May 2020, we, through wholly-owned subsidiaries of our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. We have used the proceeds from the PPP Loans primarily for payroll costs, which amounts are intended to be eligible for forgiveness, subject to the provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. During the three months ended June 30, 2021, our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. Prior to the suspension of our distributions, we paid distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares, and Class Z shares will likely be lower than distributions on Class A shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	the performance of any lease-up, development and redevelopment properties we may acquire;
•	any significant delays in construction for development or redevelopment properties we may acquire;
•	construction defects or capital improvements; and
•	capital expenditures and reserves for such expenditures.

The following shows our distributions paid and the sources of such distributions for nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30, 2021		September 30, 2020
Distributions paid in cash — common stockholders	$-		$1,316,247
Distributions paid in cash — Operating Partnership unitholders	-		3,950
Distributions reinvested	-		626,649
Total distributions	$-		$1,946,846
Source of distributions
Cash flows provided by operations	$-	0.0%	$1,098,161	56.4%
Proceeds from our offerings	-	0.0%	222,036	11.4%
Offering proceeds from distribution reinvestment plan	-	0.0%	626,649	32.2%
Total sources	$-	0.0%	$1,946,846	100.0%

We did not commence paying distributions until September 2017. From our inception through September 30, 2021, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $66.6 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $52.8 million.

For the nine months ended September 30, 2021, we did not pay any distributions and had a net loss attributable to our common stockholders of approximately $8.6 million.

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

Indebtedness

As of September 30, 2021, our total indebtedness was approximately $206 million, which included approximately $162 million in fixed rate debt and approximately $44 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

In May 2020, we, through wholly-owned subsidiaries of our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. Each PPP Loan had a term of two years, accrued interest at a rate of 1.00%, and was eligible for prepayment in whole or in part without penalty. No interest payments were due until the end of the deferral period in September 2021. The proceeds from the PPP Loans were used primarily for payroll costs, as defined by the CARES Act. During the three months ended June 30, 2021 our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Cottonwood Loan (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Servicers agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due, effective with the monthly installment due on May 1, 2020 (the “Forbearance Amount”). The Forbearance Amount is being repaid without additional interest or prepayment premiums in no more than 12 equal monthly installments, remitted together with each regularly scheduled monthly installment commencing on August 1, 2020. The Forbearance Amount was repaid without additional interest.

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in, May 2021, since the balance of the KeyBank Bridge Loans have not been reduced to $20 million, we were required start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans were not reduced to $20 million by October 31, 2021, we are required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized to pay interest but must generally be replenished. Additionally, as a result of the termination of our Primary Offering and the continued adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods.  See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Please see Note 9 – Subsequent Events for additional details regarding the amendment to the KeyBank Bridge Loans.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments due during the years ending December 31:
	Total	2021	2022-2023	2024-2025	Thereafter
Debt interest(1)	$42,228,843	$2,224,278	$15,711,884	$11,963,870	$12,328,811
Debt principal(1)	206,153,003	338,518	45,680,181	56,513,069	103,621,235
Total contractual obligations	$248,381,846	$2,562,796	$61,392,065	$68,476,939	$115,950,046

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

As of September 30, 2021, our debt consisted of approximately $206 million, which included approximately $162 million in fixed rate debt and $44 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2021:

	Year Ending December 31,
	2021	2022		2023	2024	2025	Thereafter	Total
Fixed rate debt	$238,518	$714,790		$1,048,841	$54,713,629	$1,799,440	$103,621,235	$162,136,453
Average interest rate	4.65%	4.65%		4.65%	4.74%	4.94%	4.94%	4.65%
Variable rate debt	$100,000	$43,916,550	(2)	—	—	—	—	$44,016,550
Average interest rate(1)	4.25%	4.25%		—	—	—	—	4.25%

(1)	The average interest rate was calculated based on the rate in effect on September 30, 2021.
(2)

Such amount is outstanding under the KeyBank Bridge Loans. The required principal payments on these loans have been reflected in the above table, assuming that the outstanding principal is paid off at the Fifth Amendment maturity date of April 30, 2022. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Please see Note 9 – Subsequent Events for additional details regarding the amendment to the KeyBank Bridge Loans.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2021.

We incurred a net loss attributable to common stockholders of approximately $8.6 million for the nine months ended September 30, 2021. Our accumulated deficit was approximately $66.6 million as of September 30, 2021. Given the impact of COVID-19, our operations will likely not be profitable in 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended September 30, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2021	—	—	—	584,058
August 31, 2021	—	—	—	584,058
September 30, 2021	—	—	—	584,058

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 9, 2021, we entered into an amendment to the KeyBank Bridge Loans (the “Sixth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2023, and we were required to pay a fee equal to approximately $165,000.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three and Nine Months Ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: November 10, 2021	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)