Form 10-K
period 2021-12-31
Strategic Student & Senior Housing Trust, Inc.
filed 2022-03-22
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

There is currently no established public market for the registrant’s shares of common stock. Based on the most recent offering price of $9.30 per share for the Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares, the aggregate market value of the stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $122 million.

As of March 22, 2022, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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
•
The recent COVID-19 epidemic has adversely affected our senior housing properties and increased the costs of operations of such facilities. Other widespread communicable illnesses, such as influenza, or other such epidemics, could have similar adverse effects on our student housing and senior housing properties.
•
We are dependent on the ability of our third party operators to successfully manage and operate our student and senior housing properties.
•
We have broad authority to incur debt, and high debt levels could hinder our ability to resume distributions and could decrease the value of our stockholders’ investments.
•
We have incurred and may incur mortgage indebtedness and other borrowings, which may increase our business risks.
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

Offering Related

On October 4, 2016, our Advisor, as defined below, acquired 111.11 shares of our common stock for $1,000 and became our initial stockholder. On January 27, 2017, pursuant to a confidential private placement memorandum (the “Private Placement Memorandum”), we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (collectively, the “Private Offering” and together with the Public Offering described below, the “Offerings”). The Private Offering required a minimum offering amount of $1,000,000. On August 4, 2017, we met such minimum offering requirement. Our Primary Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $93 million from the issuance of approximately 10.8 million shares pursuant to the Private Offering.

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty related to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program and the suspension of distributions to our stockholders, both of which remained suspended as of December 31, 2021. The termination of our Public Offering occurred on May 1, 2021. As a result, we currently do not have the equity capital needed to acquire additional properties at this time and are focusing our efforts on managing our existing properties. As of December 31, 2021, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On March 17, 2022, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.08 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2021. Please see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Determination of Estimated Net Asset Value per Share" below for more information.

While we were formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. We have primarily invested in income-producing student housing and senior housing properties and related real estate investments located in the United States. As of December 31, 2021 we owned (i) two student housing properties (one of which was held for sale), (ii) four senior housing properties, and (iii) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”). Subsequent to December 31, 2021, we sold the Tallahassee Property, a student housing property, to an unaffiliated third party, and Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details regarding these sales.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of December 31, 2021, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Other Corporate History

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), was the sponsor of our Offerings. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns approximately 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). We terminated the Dealer Management Agreement on June 16, 2020 in accordance with its provisions. Our Former Dealer Manager was responsible for marketing our shares offered pursuant to our offerings. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Please see Note 7 – Related Party Transactions for additional detail.

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

As we accepted subscriptions for shares of our common stock, we transferred all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional limited partnership units in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offerings. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions we make to stockholders. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the year ended December 31, 2021, we have continued to experience lower occupancy at our senior housing properties, which has adversely impacted our leasing and related revenues. Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and additional labor costs at our senior housing properties. The extent and duration to which our operations’ cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

Business Overview

We own student housing and senior housing properties. We do not presently manage or operate any of our properties. Rather, we rely on third party property managers and senior living operators for such responsibilities. In addition, our affiliated property manager provides oversight services with respect to such third party property managers and senior living operators. Primarily as a result of the termination of our Public Offering, we currently do not have the equity capital needed to acquire additional properties and, consequently, we are focusing our efforts on managing our existing properties. The discussion below regarding future investments in properties, including the discussions in "Investment Objectives", "Investment Strategies", "Joint Venture Investments", and "Co-Investments in Delaware Statutory Trusts" is qualified by our continued focus on our existing operations.

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

In 2021, the COVID-19 pandemic caused senior housing properties to modify their operations, including implementing protective measures intended to ensure the safety and well-being of residents and employees. Many senior housing properties prohibited or severely restricted in-person visitors, which included restricting in-person property tours for prospective residents. Further, enhanced sanitation expenses, acquisition of personal protective equipment, and third party contract services as labor shortages have impacted operating expenses. These factors have had a negative impact on the senior housing industry. For additional detail regarding the impact of COVID-19 on the senior housing industry, refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.

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

We cannot assure our stockholders that we will attain these primary investment objectives. Currently, we have suspended distributions to our stockholders, and primarily as a result of the termination of our Public Offering, we do not currently have any plans to acquire additional properties at this time.

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

Investment Strategies

Student Housing Investment Strategy

We have used a portion of the net proceeds we raised in the Offerings to primarily invest in existing Class “A”, purpose built income-producing student housing properties and related student housing real estate investments that are generally amenities rich, newer construction and located adjacent to or within a one mile radius of campus. In order to implement our investment strategy, we have focused on acquiring existing Class “A” income-producing student housing properties located off-campus with the possibility of expanding or repositioning the property if needed. Class “A” properties generally refer to purpose-built or substantially renovated properties constructed within the last 10 to 20 years that are amenities rich and located in favorable demographic markets with high barriers to entry. Such properties tend to be managed by a reputable student housing property management firm. We primarily target medium- to large-sized colleges and established university markets, which we define as markets located in or near U.S. cities that have schools generally with overall enrollment of approximately 15,000 to 40,000 students or greater. We believe some of these markets are both supply constrained and are generally experiencing steady enrollment growth. In addition, our specific university focus has tended toward “Tier 1” schools with established Division I (FBS) football programs and schools that receive the highest rating for research activity from the Carnegie Foundation. We define “Tier 1” to be universities with a published numerical ranking on the U.S. News & World Report’s most recent Best Colleges—National University Rankings.

As of December 31, 2021, we owned two student housing properties, one of which was classified as held for sale and sold in January 2022. Primarily as a result of the suspension of our Offering, we do not currently have any plans to acquire any additional student housing properties.

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

Senior housing refers to a broad spectrum of housing for seniors with product types that range from “mostly housing” (e.g., active adult and age restricted communities) to “mostly acute healthcare” (e.g., skilled nursing and hospitals). We primarily focus on product types at the initial and middle stages of this acuity continuum that have an emphasis on private pay sources of revenue:

As of December 31, 2021, we owned four senior housing properties. Primarily as a result of the termination of our Public Offering, we currently have no plans to acquire any additional senior housing properties.

Our Borrowing Strategy and Policies

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) to make our investments during our Offering and, at certain times, our debt leverage levels may be temporarily higher. However, as a result of the suspension of our Public Offering in March 2020, and subsequent termination of our Public Offering, our debt leverage level has remained higher and our ability to incur additional indebtedness is limited and uncertain. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios. As of December 31, 2021, our debt leverage based on purchase price was approximately 72.3%.

We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders, including bridge financing. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to pay for capital improvements, repairs, or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares, or to provide working capital (which may include fees and expenses owed to our affiliates).

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

On October 20, 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.0 million for an approximately 2.6% beneficial interest. Reno Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing sold the student housing property located in Reno, Nevada on December 14, 2021, and made a final distribution to us totaling approximately $1.4 million. In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owns two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina. Power 5 Conference Student Housing sold these student housing properties in February 2022 and made a final distribution to us totaling approximately $1.0 million. As a result, we no longer own any DST interests. Any future DST investments will be subject to various risks that may not otherwise present in real estate investments, such as the risk that the cash flow from the DST’s property will be insufficient to pay the full amount of rent to the DST.

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

Disposition Policies

As of December 31, 2021, we had not disposed of any of our properties. In January 2022, we sold our student housing property in Tallahassee, Florida. We generally intend to hold our properties for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

We have limited prior financial and operating history that investors may use to evaluate our ability to successfully and profitably implement our business plans. Investment decisions must be made solely on an investor’s evaluation of our prospects based on an investor’s own investigation of the investment and the information provided to the investor. We were incorporated in October 2016 and commenced active business operations in June 2017. As of December 31, 2021, we owned two student housing properties (one of which was held for sale), four senior housing properties and a minority beneficial interest in Power 5 Conference Student Housing. Subsequent to December 31, 2021, we completed the sale of the Tallahassee Property, to an unaffiliated third party, and Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details regarding these sales. As a result of this limited operating history, any evaluation of our prospects is subject to more uncertainty, and therefore more risk, than would be the case with respect to an entity with a more substantial prior operating history. In addition, our ability to acquire additional properties is uncertain at this time as a result of the suspension of our Offering and limits on our ability to obtain additional bridge financing.

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

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2022.

We incurred a net loss attributable to common stockholders of approximately $10.5 million for the fiscal year ended December 31, 2021. Our accumulated deficit was approximately $68.5 million as of December 31, 2021. Given that (i) we are in our operational stage and COVID-19 has negatively impacted our operations and (ii) as a result of COVID-19 and the termination of our Public Offering, we currently have no plans to acquire any additional properties, our operations will likely not be profitable in 2022.

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

On March 17, 2022, our board of directors approved an estimated net asset value per share of $6.08 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2021. Our board of directors approved this estimated net asset value per share pursuant to rules promulgated by FINRA. When determining the estimated net asset value per share, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated net asset value per share; provided, however, that the determination of the estimated net asset value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated net asset value per share of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the estimated net asset value per share for our shares more than annually. Therefore, stockholders may not be able to determine the estimated net asset value per share of their shares on an ongoing basis.

In determining our estimated net asset value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2021. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties. Furthermore, our estimated net asset value per share was calculated as of December 31, 2021 during the ongoing COVID-19 pandemic in the United States. While it is difficult to quantify the impact of the COVID-19 pandemic on our estimated value per share, we were significantly and negatively impacted by COVID-19.

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

We have paid, and if we resume distributions, we may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings and have included the net proceeds of our Offerings (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders ’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we may make will represent a return of capital to our stockholders.

In the event we resume distributions, but do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offerings (which may constitute a return of capital). We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. It is likely that some or all of the distributions that we make will represent a return of capital to our stockholders. For the year ended December 31, 2021, we did not make any distributions. For the year ended December 31, 2020 we funded 67.8% of our distributions using proceeds from the Primary Offering and 32.2% using proceeds from our distribution reinvestment plan. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

As of December 31, 2021, our total indebtedness was approximately $205.9 million, which included approximately $161.9 million in fixed rate debt and $44 million in variable rate debt (such variable rate debt referred to as the “KeyBank Bridge Loans”). In January 2022, we repaid approximately $17 million of the KeyBank Bridge Loans with the net proceeds from the sale of the Tallahassee Property. The KeyBank Bridge Loans have a maturity date of April 30, 2023 and contain certain financial covenants. As a result of the suspension of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in the KeyBank Bridge Loans in future periods. Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. We do not anticipate obtaining any future bridge financing to fund property acquisitions until the KeyBank Bridge Loans are repaid in full.

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

The preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”) rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of such Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on such Preferred Units are cumulative and are payable monthly. The Preferred Units are entitled to receive distributions at a rate of 9% per annum on a specified liquidation amount and have a liquidation preference in the event of our involuntary liquidation, dissolution, or winding up of the affairs of our Operating Partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our common stockholders. As of December 31, 2021, our Operating Partnership had approximately $10.2 million of Preferred Units outstanding.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2021, we owned (i) two student housing properties, (ii) four senior housing properties, and (iii) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing. Subsequent to December 31, 2021, we completed the sale of the Tallahassee Property, to an unaffiliated third party, and Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details regarding these sales. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. In such an event, our ability to pay distributions to our stockholders may be adversely affected. Primarily as a result of the suspension and subsequent termination of our Public Offering and the outstanding KeyBank Bridge Loans, we have no current plans to acquire additional properties in the near term.

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

Our management agreements are subject to the risk of termination and non-renewal.

Our management agreements and any third party leases we may enter into are and will be subject to the risk of possible termination under certain circumstances and to the risk of non-renewal by the lessee, third party property manager or senior living operator, as applicable, or renewal of such leases or management agreements on terms less favorable to us than the terms of current leases or management agreements. Furthermore, the terms of our existing debt and our ability to obtain additional financing may be dependent on our retention of such third party lessees, managers or operators. If leases or management agreements are terminated, or are not renewed upon expiration, our expected revenues may decrease and our ability to obtain capital at favorable rates or at all may be negatively impacted, each of which may have a material adverse effect on our business, financial condition and results of operations.

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

We continue to face risks related to an epidemic, pandemic or other health crisis, such as the outbreak of the novel coronavirus (COVID-19), which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We continue to face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, which impacts the United States and the markets in which we operate. Our rental revenue and operating results depend significantly on the occupancy levels at our properties. As of the date of this report, we have seen decreased occupancy and increased expenses at our senior housing properties, as a result of the COVID-19 pandemic. While we have not experienced a corresponding decrease in occupancy at our student housing properties as of the date of this report, if the COVID-19 pandemic causes the universities served by our student housing properties to elect to again forego on-campus instruction, we expect that occupancy at these properties will suffer. If there is another outbreak of any health crisis, including COVID-19, that directly impacts one of our properties, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our properties. As a result of the COVID-19 pandemic, we limited access to our properties, including restricting in-person tours for prospective residents. Such restrictions reduced rental revenue and ancillary operating revenue produced by our properties and may continue to do so. Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect our operators’ ability to adequately manage our properties as well as cause us to incur additional expense to adequately staff our properties. The ultimate extent of the continued impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others

Risks Related to Conflicts of Interest

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

A majority of our executive officers and one of our directors are also officers of our Sponsor, our Advisor, our affiliated Property Manager, and other affiliates of our Sponsor, including but not limited to SmartStop. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our affiliated Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, existing stockholders and investors purchasing shares in a future offering by us, if any, will experience dilution of their equity investment in us as we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, if it is resumed, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

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

Because our portfolio of properties consists of one student housing property and four senior housing properties, we are subject to risks inherent in investments in these industries. A decrease in the demand for real estate in one or both of these industries would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for real estate in these industries has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing properties in an area. To the extent that any of these conditions occur, they are likely to affect demand and market rents for our properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to hedge against the risk that industry trends might decrease the profitability of our investments. A higher ratio of our investments in one industry over another will increase the relative effects changes in supply and demand in such industry has on our real estate portfolio.

We face significant competition in each industry in which we invest, which may increase the cost of acquisitions or developments or impede our ability to retain residents or re-let space when existing residents vacate.

We face competition in every market in which we may purchase real estate assets. We compete with numerous national, regional, and local developers, owners, and operators, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the properties we may acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders, and a greater ability to borrow funds on a cost-effective basis. In addition, other developers, owners, and operators may have the capability to build additional properties that may compete with our properties. This competition for investments may reduce the number of suitable investment opportunities available to us and may reduce demand in certain areas where our properties are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our revenues.

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

We may face integration challenges and incur costs if we acquire additional properties.

While we do not have plans to acquire or develop any additional properties, if we do so, we will be subject to risks associated with integrating and managing new properties. In the case of a portfolio purchase, we could experience strains in our existing information management capacity. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. In addition, the integration process generally results in changes to the processes, standards, procedures, practices, policies, and compensation arrangements in the properties acquired, which can adversely affect our ability to maintain the existing relationships with residents and employees. Our failure to successfully integrate any future properties into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our stockholders.

Delays in development and lease-up of our properties would reduce our profitability.

Construction delays to new or existing properties due to weather, unforeseen site conditions, personnel problems (including as a result of the COVID-19 outbreak), and other factors could delay our estimated resident occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We may also encounter unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis, such as the COVID-19 outbreak. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

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

Our revenues are dependent on occupancy. It is impossible to predict the impact or occurrence of an outbreak of a widespread communicable illness, such as influenza or COVID-19, or other such epidemic. The occupancy of our student housing and senior housing properties could significantly decrease in the event of a prolonged continuation of COVID-19 or the occurrence of another outbreak or epidemic. Such a decrease could affect the operating income of our student housing and senior housing properties. As of the date of this report, we have seen decreased occupancy and increased costs at our senior housing properties as a result of the COVID-19 pandemic. While we have not experienced a corresponding decrease in occupancy at our student housing properties as of the date of this report, if the COVID-19 pandemic causes the university served by served by our student housing property to elect to again forego on-campus instruction, we expect that occupancy at these properties will suffer. In addition, we may be required, or we may otherwise determine that it would be prudent, to again quarantine some or all of a property at which there is an outbreak of a widespread communicable illness or other such epidemic and prohibit the admittance of new residents for the duration of the quarantine, which could significantly increase the cost burdens of operating our properties and restrict our ability to generate new streams of income. If such an outbreak were to occur again, or such an outbreak was perceived to have occurred, at our properties, our reputation may be negatively affected, leading to potential residents seeking alternative housing providers, further restricting our ability to generate new streams of income. Should any of the foregoing come to pass again, our financial results could be materially adversely affected.

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

We lease our student housing property under leases with periods of approximately one year, and in certain cases, under nine month or shorter-term semester leases. As a result, we may experience reduced cash flows during the summer months at this property with lease terms shorter than 12 months. Furthermore, we expect that our student housing property, and any additional student housing property we may acquire must be entirely re-leased each year during a limited leasing season that usually begins in October and ends in August of each year. Therefore, we are highly dependent on the effectiveness of the marketing and leasing efforts and personnel of our third party property managers during this season, exposing us to significant leasing risk.

Changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university-owned facility, the demand for beds at our existing property and any future student housing properties may be reduced and our occupancy rates may decline. While we may engage in marketing efforts to compensate for such change in admission policy, we may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period or our additional marketing efforts may not be successful.

We rely on our relationships with the University of Arkansas for referrals of prospective student-residents or for mailing lists of prospective student-residents and their parents. The University owns and operates its own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on us. If the University refuses to make their lists of prospective student-residents and their parents available to us or increase the costs of these lists, there could be a material adverse effect on us.

Competition from other student housing properties, including on-campus housing and traditional multi-family housing located in close proximity to the colleges and universities from which we will draw student-residents, may reduce the demand for our student housing, which could materially and adversely affect our cash flows, financial condition, and results of operations.

Our existing student housing property and any additional student housing properties we may acquire will compete with properties owned by universities, colleges, national and regional student housing businesses, and local real estate concerns, including public-private partnerships (PPPs or P3s). On-campus student housing has inherent advantages over off-campus student housing due to its physical location on the campus and integration into the academic community, which may cause student-residents to prefer on-campus housing to off-campus housing. Additionally, colleges and universities may have financial advantages that allow them to provide student housing on terms more attractive than our terms. For example, colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than private, for-profit real estate concerns, such as our company.

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

Demand for our student housing properties is closely correlated to enrollment at the colleges and universities served by our properties. If such colleges and universities were to substantially decrease enrollment or cease operations, leasing demand could be negatively affected. Enrollment at these institutions is subject to many factors outside of our control, including the reputation and ranking of the institution, and also broader economic factors. For example, the ongoing COVID-19 outbreak has caused many colleges and universities to move classes to online or distance learning, which made proximity to campus less of a concern for students. The universities then served by our student housing properties cancelled in-person classes and commenced online classes in the spring of 2020 and reopened in the fall of 2020 for hybrid learning with limited in-person instruction to support social distancing. These universities returned to in person instruction in the fall of 2021. Also, many governmental entities have imposed a wide range of restrictions on physical movement to limit the spread of COVID-19. Should the University of Arkansas elect to return to online-only instruction again, we would experience further adverse effects which could negatively impact our revenues and results of operations from our student housing property.

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

The financial performance of our student housing property will be dependent upon its residents.

The financial performance of our student housing property depends on the residents and their payment of rent under their respective residential leases. Additionally, residents of student housing are inherently transient and our property will face significant resident turnover as students graduate or otherwise cease to attend the university served by the property. If a large number of residents become unable to make rental payments when due, decide not to renew their respective residential leases, or decide to terminate their respective residential leases, this could result in a significant reduction in rental revenues. In addition, the costs and time involved in enforcing rights under a residential lease with a resident, including eviction and re-leasing costs, may be substantial and could be greater than the value of such residential lease. There can be no assurance that we will be able to successfully pursue and collect from defaulting residents or re-let the premises to new residents without incurring substantial costs, if at all.

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

While most of our senior housing properties are primarily reliant on private payment sources, various licensing, Medicare, and Medicaid laws will require the third party operators who operate our senior living communities to comply with extensive standards governing their operations. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, also facilitates the U.S. Department of Justice’s ability to investigate allegations of wrongdoing or fraud at skilled nursing facilities. When violations of anti-fraud, false claims, anti-kickback, or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements, and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We or our third party operators may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on the communities which such third party operators will operate. If such third party operators are unable to cure deficiencies that have been identified or that are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our returns. If any of our third party operators becomes unable to operate our properties, or if any of our lessees becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, such incidents may trigger a default under their management agreements or leases with us, our third party operators’ or lessees’ credit agreements, and we may experience difficulty in finding substitute third party operators or lessees or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Our senior housing results of operations would be adversely affected by a property closure, lockdown, or other similar circumstance, the occurrence of which may be beyond our control.

Outbreaks of communicable illnesses, including the ongoing COVID-19 outbreak, may continue to have an adverse effect on our senior housing properties. As a result of the COVID-19 outbreak, many senior housing properties throughout the United States, including our senior housing properties, have at times prohibited non-essential visitors from entering the property in order to prevent the potential spread of the virus. We cannot predict the length of time such senior housing properties will restrict non-essential visitors. This may result in a decrease in demand for physical tours of our properties, which could decrease leasing activity. We may continue to incur significant costs and potential loss of future rental revenue as a result. Additionally, we may continue to incur significant costs and losses preparing and/or responding to an illness-related event at our senior housing properties, including potential lost business due to the interruption in the operations of our senior housing properties. Moreover, our operations could continue to be negatively affected if employees elect to stay home or are quarantined as the result of exposure to the virus. The occurrence and severity of any of the foregoing may be outside of our control and could continue to materially adversely affect our results of operations.

The trend for senior citizens to delay moving to senior living residences until they reach an older age or require greater care may increase operating costs, reduce occupancy, and increase resident turnover rate at our senior living communities.

Senior citizens have been increasingly delaying their moves to senior living residences until they reach an older age. If this trend continues, the occupancy rate at our senior living communities may decline and the resident turnover rate at those communities may increase. Further, older aged persons may have greater care needs and require higher acuity services, which may increase our, our third party operators’ and our lessees’ cost of business, expose us, such third party operators’ and lessees’ to additional liability or result in lost business and shorter stays at our senior living communities if such third party operators and lessees are not able to provide the requisite care services or fail to adequately provide those services.

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

The ACA contains insurance changes, payment changes, and healthcare delivery systems changes that affect us and the third party operators and lessees of our properties. Provisions of the ACA may result in Medicare payment rates and other payment rates being less than for the preceding fiscal year. We are unable to predict how potential Medicare rate reductions under the ACA will affect our third party operators’ and lessees’ future financial results of operations; however, the effect may be adverse and material and hence adverse and material to our future financial condition and results of operations.

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

The ACA has faced numerous legal challenges and may face additional challenges in the future. We cannot predict whether such challenges will arise or, if they do, the extent to which the ACA may be modified, or whether such actions would impact our future financial condition and results of operations.

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

While we have no plans to acquire any properties in the near term, we may at some point acquire student housing or senior housing properties that require development, redevelopment, lease-up, or repositioning in order to increase the value of such properties. We may not be successful in identifying properties that can achieve our growth objectives or we may experience costs in excess of our budgets for such development, redevelopment, lease-up, or repositioning. We may also acquire properties in markets that are overbuilt or otherwise overserved. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders, if distributions are resumed, could be affected. Our intended approach of allocating a portion of our portfolio to acquiring and operating growth assets involves more risk than comparable real estate programs that employ more conservative investment strategies.

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

Many of the real properties we may acquire may have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining residents, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of residents. The resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

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

We may acquire or finance properties with lock-out provisions or prepayment fees, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Most mortgage loans also require the payment fees upon a prepayment or defeasance of the loan prior to maturity. Lock-out and prepayment fee provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. In some circumstances, lock-out provisions may prohibit us from reducing or increasing the amount of indebtedness with respect to any properties.

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

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. In addition, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, outbreaks of infectious diseases, or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may also decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases require that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government and requires that insurers make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

There are numerous tenants’ rights and consumer rights organizations that operate in our markets, and, we may attract attention from some of these organizations and become a target of legal demands or litigation. With the increased market for rentals, some of these organizations may shift their litigation, lobbying, fundraising, and grass roots organizing activities to focus on landlord-tenant issues, including issues relating to the Fair Housing Act and its state law counterparts. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take if initiated or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could limit our business operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

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

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) and may place other permanent financing on our properties or obtain additional credit facilities or other similar financing. However, as a result of the suspension of our Public Offering in March 2020 and subsequent termination of our Public Offering, our debt leverage level has remained higher and our ability to incur additional indebtedness is limited and uncertain. As of December 31, 2021, our debt leverage based on purchase price was approximately 72.3%. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders if distributions are resumed. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

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

As of December 31, 2021, we had the following loans outstanding: (i) on June 28, 2017, we, through the JPM Borrower, entered into the Fayetteville JPM Mortgage Loan in the amount of $29.5 million, (ii) on September 28, 2017, we, through a property-owning special purpose entity wholly-owned by our Operating Partnership, entered into the Tallahassee Nationwide Loan in the amount of $23.5 million, (iii) on February 23, 2018, we, through three property-owning special purpose entities wholly-owned by our operating partnership, entered into the Freddie Mac Utah Loans in the aggregate amount of $46.9 million, (iv) on February 23, 2018, we, through the Initial KeyBank Bridge Borrowers, entered into the Utah Bridge Loan in the original amount of $24.5 million, (v) on August 31, 2018, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Freddie Mac Courtyard Loan in the amount of $63.2 million, and (vi) on August 31, 2018, we, through the Initial KeyBank Bridge Borrowers, entered into the Courtyard Bridge Loans to add two tranches to the Utah Bridge Loan for an additional aggregate amount of up to $41 million. Subsequent to December 31, 2021, in conjunction with the sale of the Tallahassee Property, we paid approximately $17 million towards the principal of the KeyBank Bridge Loans and the Tallahassee Nationwide Loan was repaid. Please see Note 9 – Subsequent Events for additional details regarding the sale of the Tallahassee Property.

The JPM Mortgage Loan is secured by a first mortgage on the Fayetteville Property, the Nationwide Loan is secured by a first mortgage on the Tallahassee Property, each Freddie Mac Utah Loan is secured by a first mortgage on the Wellington, Cottonwood Creek, and Charleston properties, and the Freddie Mac Courtyard Loan is secured by a first mortgage on the Courtyard Property. The Utah Bridge Loan and the Courtyard Bridge Loans are secured by: a pledge of certain equity interests held by our Sponsor and certain of its subsidiaries and an entity controlled by Mr. Schwartz (certain of such interests were released from the pledge in September 2021); a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, Charleston, and Courtyard properties; a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Public Offering; the right, title and interest in and to the bank account in which such equity interest proceeds will be deposited; and a pledge of distributions received by an affiliate of our Sponsor. We are required to apply net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan and Courtyard Bridge Loans, unless KeyBank otherwise consents. Each of the JPM Mortgage Loan, the Freddie Mac Utah Loans, the Freddie Mac Courtyard Loan, the Utah Bridge Loan and the Courtyard Bridge Loans (collectively, the “Outstanding Loans”) also imposes a number of financial covenant requirements on us and, in certain cases, on Mr. Schwartz. If we, or the other parties to the Outstanding Loans, as the case may be, should breach certain of those financial or other covenant requirements, or otherwise default on any of the Outstanding Loans, then the lenders with respect thereto, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, the respective lenders, as the case may be, could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us. In addition, the Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

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

Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to resume or continue to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

While we have no plans to invest in a DST at least in the near term, the signatory trustee of a DST that we invest in, an affiliate of our Sponsor, will be solely responsible for the operation and management of the DST. As an investor in a DST, we will have no right to participate in the management of the DST or in the decisions made by the signatory trustee, including any decision to sell the DST’s property or on what terms any sale will be consummated. The signatory trustees may only be removed by investors holding a majority of the beneficial interests and only if the signatory trustee has engaged in willful misconduct, fraud or gross negligence with respect to the DST.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2021, we owned (i) two student housing properties (one of which was held for sale), (ii) four senior housing properties, (iii) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties. Subsequent to December 31, 2021, we sold the Tallahassee Property to an unaffiliated third party, and Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details regarding these sales. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2021, including the Tallahassee Property that was held for sale, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$552	198	589	96.8%
Tallahassee (3)	September 28, 2017	August 2017	Florida State University	751	125	434	97.9%
Total				$637	323	1,023	97.3%

(1)
Calculated based on our base rental revenue earned during the year ended December 31, 2021 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of December 31, 2021.
(3)
Subsequent to December 31, 2021, we sold the Tallahassee Property to an unaffiliated third party. Please see Note 9 – Subsequent Events for additional details regarding the sale of the Tallahassee Property.

As of December 31, 2021, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,794	119	73.9%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,674	112	77.7%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,237	64	84.4%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,765	309	86.5%
Total				$4,507	604	82.2%

(1)
Calculated based on our revenue earned during the year ended December 31, 2021 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

(a)
From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2021, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.
(b)
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 22, 2022, we had approximately 11.6 million shares of Class A common stock outstanding, approximately 0.1 million shares of Class T common stock outstanding, approximately 0.1 million shares of Class W common stock outstanding, approximately 1.1 million shares of Class Y common stock outstanding and approximately 0.2 million shares of Class Z common stock outstanding held by a total of approximately 1,590 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. As of March 31, 2020, prior to suspension and subsequent termination of our Primary Offering, we were offering shares of our Class Y common stock and our Class Z common stock in the Primary Offering at $9.30 per share and shares of our Class A, Class T, Class W, Class Y, and Class Z common stock at a price of $9.30 per share pursuant to our distribution reinvestment plan. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Determination of Estimated Net Asset Value Per Share

On March 17, 2022, our board of directors (the “Board”), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established our estimated net asset value per share (“Estimated Per Share NAV”) for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $6.08 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2021. The Estimated Per Share NAV was calculated as of December 31, 2021 during the continued COVID-19 pandemic in the United States. While it is difficult to quantify the impact of the COVID-19 pandemic on the Estimated Per Share NAV, we were significantly and negatively impacted by COVID-19. On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Furthermore, we experienced lower operating revenues and increased costs during the year ended December 31, 2021 as a direct result of COVID-19. For additional details, please see the recent market conditions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and, in our quarterly reports filed with the SEC. Future valuations of our properties or other assets and liabilities could be further affected by COVID-19 or any associated weakened economic conditions. We are providing this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Guidelines”).

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

The Committee approved the engagement of Kroll Real Estate Advisory Group, LLC (formerly Duff and Phelps, LLC) (“Kroll”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Kroll provided values for our two student housing properties and four senior housing properties owned as of December 31, 2021 and a calculation of a range of the estimated value per share of our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares as of December 31, 2021. The scope of work conducted by Kroll was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice. Each of the appraisals was prepared by Kroll personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Kroll to assist management in the allocation of purchase price for its student housing and senior housing property acquisitions. Other than its engagement as described herein, Kroll does not have any direct or indirect material interest in any transaction with us or our Advisor. We do not believe that there are any material conflicts of interest between Kroll, on the one hand, and us or our Advisor, on the other hand. We have agreed to indemnify Kroll against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of the Company’s assets and liabilities, the Committee concluded that the range in estimated value per share of $4.70 to $6.70, as indicated in the valuation report provided by Kroll (the “Valuation Report”) was reasonable and recommended to the Board that it adopt $6.08 as the Estimated Per Share NAV for the Company’s Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares. The Board approved $6.08 as the Estimated Per Share NAV, which is slightly above the midpoint per share value of $5.67 provided by Kroll in the Valuation Report. The Board made this determination based upon its assessment of the Company’s portfolio, the recent increasing trends in senior housing occupancy, the growth remaining in various properties, and the estimated range of values provided by Kroll in the Valuation Report. The Board unanimously agreed upon the Estimated Per Share NAV of $6.08 recommended by the Committee, which determination is ultimately and solely the responsibility of the Board.

The table below sets forth the calculation of our estimated value per share as of December 31, 2021 and the Company's previous estimated value per share as of June 30, 2020:

	December 31, 2021	June 30, 2020
Assets
Investments in Real Estate Assets
Owned Senior Living (SHOP)	$204,200,000	$196,300,000
Student Housing Properties	100,800,000	100,500,000
Total Market Value(1)	$305,000,000	$296,800,000

Other Assets
Cash & Cash Equivalents	$7,846,130	$11,059,618
Restricted Cash	2,038,450	1,381,524
Minority Interest Investments	412,695	1,795,737
Prepaids, Accounts Receivable, and Misc.	1,423,097	1,822,316
Total Other Assets	$11,720,372	$16,059,195

Liabilities
Fair Value of Debt	$207,528,537	$208,105,911
Accounts Payable and Accrued Expenses	3,488,196	4,306,908
Due to Affiliates	11,680,699	8,321,375
Distributions Payable	4,264,349	2,508,275
Preferred Equity	10,165,594	10,150,066
Total Liabilities	$237,127,375	$233,392,535

Net Asset Value (NAV)	$79,592,997	$79,466,660
Number of Shares Outstanding	13,080,919	13,078,419

NAV Allocated to Class A Shares	$70,752,047	$70,638,056
Number of Outstanding Class A Shares(2)	11,627,930	11,625,430
NAV Per Share – Class A	$6.08	$6.08

NAV Allocated to Class T Shares	$472,158	$471,498
Number of Outstanding Class T shares	77,598	77,598
NAV Per Share – Class T	$6.08	$6.08

NAV Allocated to Class W Shares	$520,531	$519,804
Number of Outstanding Class W Shares	85,548	85,548
NAV Per Share – Class W	$6.08	$6.08

NAV Allocated to Class Y Shares	$6,835,201	$6,825,656
Number of Outstanding Class Y Shares	1,123,349	1,123,349
NAV Per Share – Class Y	$6.08	$6.08

NAV Allocated to Class Z Shares	$1,013,060	$1,011,645
Number of Outstanding Class Z Shares	166,494	166,494
NAV Per Share – Class Z	$6.08	$6.08

(1) Includes an adjustment of $5.4 million above the midpoint estimated market value of Appraised Properties provided by Kroll in the Valuation Report. This adjustment was based on the Board's assessment of the Company's portfolio, the recent increasing trends in senior housing occupancy, the growth remaining in various properties, and the estimated range of values provided by Kroll in the Valuation Report.

(2) Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to our independent directors.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the Board considered the recommendation of the Committee, the Valuation Report provided by Kroll, and information provided by our management. Our goal in calculating the Estimated Per Share NAV is to arrive at a value that is reasonable and supportable using what the Committee and the Board each deems to be appropriate valuation methodologies and assumptions.

The Estimated Per Share NAV was calculated as of December 31, 2021 during the continued COVID-19 pandemic in the United States. While we are continuously monitoring the effect of the COVID-19 pandemic on the global economy and the student housing and senior housing industries in general, the long-term effects of COVID-19 could continue to impact our Estimated Per Share NAV in future periods. For additional details, please see the recent market conditions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and, in our quarterly reports filed with the SEC. Future valuations of our properties or other assets and liabilities could continue to be affected by COVID-19 or any associated weakened economic conditions.

As a result of the sale of the Tallahassee Property shortly after the valuation date of December 31, 2021, Kroll made an assumption that the value of the Tallahassee Property was the sale price.

The following is a summary of the valuation methodologies and assumptions used by the Board to value our assets and liabilities.

Real Estate Properties

We engaged Kroll to provide an appraisal, as of December 31, 2021, of our two student housing properties and our four senior housing properties (the “Appraised Properties”). Kroll’ opinion of value used in calculating the Estimated Per Share NAV above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of MAI.

The scope of work by Kroll in performing the appraisal of the Appraised Properties included:

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

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then capitalized at an appropriate rate to derive an estimate of value (the “direct capitalization method”) or converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows (the “discounted cash flow method”). In the discounted cash flow method, the present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value. The discounted cash flow method is more appropriate for the analysis of investment properties with multiple leases, particularly leases with cancellation clauses or renewal options and especially in volatile markets. The direct capitalization method is normally more appropriate for properties with relatively stable operating histories and expectations. Kroll utilized the discounted cash flow method for all of the Appraised Properties.

In utilizing the discounted cash flow method, Kroll estimated the value of the individual Appraised Properties primarily by using a multiple year discounted cash flow analysis. Kroll calculated the value of the individual Appraised Properties using our historical financial data and forecasts going forward, base capitalization rates, terminal capitalization rates and discount rates that fall within ranges Kroll believes would be used by similar investors to value each of the Appraised Properties. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in student housing and senior housing. As a test of reasonableness, Kroll compared the metrics of the valuation of the Appraised Properties to current market activity of student housing properties and senior housing properties.

The sales comparison approach is a valuation technique that provides an estimation of value based on what other purchasers and sellers in the market have agreed to as price for comparable improved properties. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset. Kroll did not conduct a full analysis using the sales comparison approach, but did utilize the sales comparison approach to provide support for its value estimate. The Tallahassee Property was valued at the sale price of $50 million.

We acquired the Appraised Properties for an aggregate purchase and development price of approximately $285 million. As of December 31, 2021, the total appraised midpoint value of the individual Appraised Properties as provided by Kroll (as adjusted by the Board as described in the footnote to the table above) using the valuation method described above was approximately $305 million. This represents an approximate 7% increase in the total value of the Appraised Properties over the aggregate purchase price.

The following summarizes the key assumptions that were used by Kroll to arrive at the midpoint estimated market value of the senior housing properties valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	6.25% to 6.50%	6.34%
Discount rate	7.75% to 8.00%	7.84%
Annual rent growth rate (market)	3.00% to 8.00%	5.00%
Operating expense margin	55% to 82%	59.03%
Holding period	5 years	N/A

The following summarizes the key assumptions that were used by Kroll to arrive at the midpoint estimated market value of the student housing property valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	5.25%	5.25%
Discount rate	6.25%	6.25%
Annual rent growth rate (market)	3.00% to 6.00%	4.00%
Annual expense growth rate	3.00%	3.00%
Holding period	5 years	N/A

While we believe that Kroll’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $320.5 million. Similarly, an increase in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $281.9 million. Assuming all other factors remain unchanged, a decrease in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $305.0 million. Similarly, an increase in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $294.3 million.

Debt

The estimated value of the aggregate debt was equal to the aggregate amount of all principal balances outstanding as of December 31, 2021. The fair value of the aggregate debt was estimated by Kroll based on a comparison of the contractual terms of our debt instruments against market terms. As of December 31, 2021, the estimated fair value and aggregate amount of all principal balances outstanding of the debt were each approximately $207.5 million, representing an above market debt valuation of approximately $1.7 million.

Other Assets and Liabilities

The carrying values of the majority of the other assets and liabilities were considered to equal their book value. Adjustments to the GAAP carrying basis of certain assets were made to other assets in accordance with the IPA Guidelines.

Limitations of Estimated Value Per Share

Current FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by the Board is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange. The estimated asset values may not represent current market value or book value. The estimated value of the Appraised Properties does not necessarily represent the value we would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties. As described above, we have been and will continue to be negatively impacted by COVID-19. The full magnitude of the pandemic and its ultimate effect on any future calculations of estimated net asset value per share is highly uncertain and cannot be predicted at this time.

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

Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2021. The Estimated Per Share NAV per share was based upon 13,080,919 shares of equity interests outstanding as of December 31, 2021, which was comprised of (i) 11,627,930 outstanding shares of Class A common stock, plus (ii) 77,598 outstanding shares of Class T common stock, plus (iii) 85,548 outstanding shares of Class W common stock, plus (iv) 1,123,349 outstanding shares of Class Y common stock, plus (v) 166,494 outstanding shares of Class Z common stock.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For the year ended December 31, 2020, all of our cash distributions constituted a non-taxable return of capital. We did not make any distributions during the year ended December 31, 2021.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the year ended December 31, 2020. We did not make any distributions during the year ended December 31, 2021:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share
1st Quarter 2020	$3,950	$1,942,896	$0.155

On March 30, 2020, based upon various factors, including the uncertainty relating to the COVID-19 pandemic and its potential impact on us and our overall financial results, our board of directors suspended distributions to our stockholders. We have not paid any distributions subsequent to the first quarter of 2020. If we begin paying distributions again, we expect that, over the long term, a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2021, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,293,092
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,293,092

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under our incentive plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. At this time, we have no plans to issue any awards under our incentive plan, except for the granting of restricted stock to our independent directors. As of December 31, 2021, we had approximately 13,080,919 outstanding shares of common stock.

Recent Sales of Unregistered Securities

Restricted Stock Awards

On June 10, 2021, we issued 1,250 shares of restricted stock to each of Stephen G. Muzzy and Brent Chappell for their services as our independent directors. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Redemption Program

Prior its suspension, our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended December 31, 2021, we did not redeem any shares.

Our share redemption program is presently suspended. See Note 8 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

ITEM 6. [RESERVED]

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders. Primarily as a result of the suspension and subsequent termination of our Public Offering, we currently do not have the equity capital needed to acquire additional properties and, consequently, we are focusing our efforts on managing our existing properties.

Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of December 31, 2021, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On March 17, 2022, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.08 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2021.

As of December 31, 2021 we owned (i) two student housing properties (one of which was held for sale), (ii) four senior housing properties, and (iii) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a

DST that owns two student housing properties. Subsequent to December 31, 2021, we sold the Tallahassee student property to an unaffiliated third party, and Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details regarding these sales.

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

At our student housing properties, during the majority of 2020, both universities cancelled in-person classes and commenced online classes to support social distancing that resulted in a portion of our residents returning home to continue their learning online. In addition, our properties limited all in-person property tours to appointment only and community events were cancelled. At the beginning of the 2021/2022 academic year, both universities reopened and instruction platforms primarily returned back to an on-campus, classroom instruction mode and both had occupancies over 92% throughout the year ended December 31, 2021. Our leasing for academic year 2022-2023 is currently at approximately 99% at our Fayetteville property serving the University of Arkansas. If the University of Arkansas changes its instruction platform back to on-line only or a hybrid model due to a COVID-19 related event, the occupancy, leasing and related revenue of our Fayetteville property could be adversely affected. As of December 31, 2021, our Tallahassee student property was held for sale and on January 6, 2022, we sold the Tallahassee student property to an unaffiliated third party. Please see Note 9 – Subsequent Events for additional details regarding the sale of the Tallahassee student property.

At our senior housing properties, during the majority of 2020, we limited visitors to our properties to essential visitors, including employees, care providers and medical personnel and family members. Also, in-person prospective resident property tours were either restricted or very limited. The protective measures implemented at our properties and the local government “stay at home” mandates limited our ability to accept new residents and influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. Subsequent to the success of vaccination clinics in the spring of 2021 and the easing of local government COVID restrictions, we expanded in-person prospective resident tours and resumed certain community activities. As a result, we experienced an increase in occupancy during the second quarter of 2021 in our senior housing property portfolio. During the second half of 2021, however, Delta variant breakthrough infections had a negative impact on operations at our senior housing properties. These breakthrough infections resulted in resident hospitalizations, temporary community lockdowns, restricted family visitations, and staffing shortages. Additionally, we continued to incur incremental, COVID-19 related expenses of approximately $0.5 million during the year ended December 31, 2021, which includes enhanced sanitization expenses, acquisition of personal protective equipment, and third party contract services, as labor shortages continue to impact operating expenses.

We expect the COVID-19 pandemic will continue to adversely affect our financial condition and results of operations, including but not limited to, our occupancy, leasing and related revenues, and additional expenses, including labor and personal protective equipment, as described above. The full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for fiscal year 2022 will depend on future developments which are highly uncertain and cannot be predicted at this time.

Student Housing

As of December 31, 2021, including the Tallahassee property that was held for sale, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$552	198	589	96.8%
Tallahassee (3)	September 28, 2017	August 2017	Florida State University	751	125	434	97.9%
Total				$637	323	1,023	97.3%

(1)
Calculated based on our base rental revenue earned during the year ended December 31, 2021 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of December 31, 2021.

(3)
Subsequent to December 31, 2021, we sold the Tallahassee Property to an unaffiliated third party Please see Note 9 – Subsequent Events for additional details regarding the sale of the Tallahassee Property.

Senior Housing

As of December 31, 2021, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,794	119	73.9%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,674	112	77.7%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,237	64	84.4%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,765	309	86.5%
Total				$4,507	604	82.2%

(1)
Calculated based on our revenue earned during the year ended December 31, 2021 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2021.

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

Results of Operations

Overview

For the years ended December 31, 2021 and 2020, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

Comparison of the Years Ended December 31, 2021 and 2020

Leasing and Related Revenues - Student

Leasing and related revenues - student for the year ended December 31, 2021 were approximately $8.1 million, as compared to approximately $7.4 million for the year ended December 31, 2020, an increase of approximately $0.7 million. The increase is primarily attributable to higher occupancy. We expect leasing and related revenues – student to decrease as a result of the sale of the Tallahassee Property and fluctuate in future periods for the Fayetteville Property commensurate with our leasing activity. However, if the University of Arkansas reverts back to online-only classes due to a COVID-19 variant surge, we anticipate the occupancy and leasing and related revenue of this property could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for each of the years ended December 31, 2021 and 2020 were approximately $26.2 million. Occupancy at our senior properties has been negatively impacted during both 2021 and 2020, due to the COVID-19 pandemic.

We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity. However, future COVID-19 variant surges could cause governmental orders to be reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, and leasing and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student for the year ended December 31, 2021, were approximately $4.1 million, as compared to $3.8 million for the year ended December 31, 2020, an increase of approximately $0.3 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the year ended December 31, 2021 were approximately $19.2 million, as compared to $18.4 million for the year ended December 31, 2020, an increase of approximately $0.8 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. COVID-19 related impacts such as labor shortages increased our use of third party contract services and overtime pay.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates were approximately $2.8 million for each of the years ended December 31, 2021 and 2020. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were approximately $1.3 million, as compared to approximately $1.5 million for the year ended December 31, 2020, a decrease of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The decrease was primarily due to a lower allocation of payroll from our Sponsor and legal expense. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the year ended December 31, 2021 were approximately $9.3 million, as compared to approximately $12.5 million for the year ended December 31, 2020, a decrease of approximately $3.2 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our senior housing properties, which became fully amortized during the first quarter of 2021.

Interest Expense

Interest expense for the year ended December 31, 2021 was approximately $9.5 million, as compared to approximately $9.8 million for the year ended December 31, 2020, a decrease of approximately $0.3 million. Interest expense relates to debt financings used to acquire our two student housing properties and four senior housing properties. The decrease was primarily due to a lower effective interest rate on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future financing activity and interest rates. Subsequent to December 31, 2021, in conjunction with the sale of the Tallahassee Property, we paid approximately $17 million towards the principal of the KeyBank Bridge Loans and the Tallahassee Nationwide Loan was repaid, both of which will lower our interest expense in future periods. Please see Note 9 – Subsequent Events for additional details regarding the sale of the Tallahassee Property.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the year ended December 31, 2021 was approximately $0.5 million as compared to approximately $0.6 million for the year ended December 31, 2020, a decrease of approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Forgiveness of PPP Loans

During the year ended December 31, 2021, our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

Other

Other income for the year ended December 31, 2021 was approximately $1.2 million as compared to approximately $0.8 million for the year ended December 31, 2020, an increase of approximately $0.4 million. Other income was primarily related to stimulus grants received from the U.S. Department of Health and Human Services, as a result of the Coronavirus Aid, Relief, and Economic Security Act. The funds were received based on assessed revenue losses and expenses at our senior care facilities, attributed to COVID-19.

Comparison of the Years Ended December 31, 2020 and 2019

The results of operations and cash flows for the years ended December 31, 2020 compared to December 31, 2019 were included in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on March 26, 2021.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended
	December 31, 2021	December 31, 2020	Change
Net cash flow provided by (used in):
Operating activities	$718,551	$(394,226)	$1,112,777
Investing activities	574,498	(1,024,994)	1,599,492
Financing activities	(861,461)	(194,432)	(667,029)

Cash flows provided by (used in) operating activities for the years ended December 31, 2021 and 2020 were approximately $0.7 million and approximately ($0.4) million, respectively, a change of approximately $1.1 million. The increase in cash provided by operating activities was primarily the result of the increase in due to affiliates.

Cash flows provided by (used in) investing activities for the years ended December 31, 2021 and 2020 were approximately $0.6 million and approximately ($1.0) million, respectively, a change of approximately $1.6 million. The increase in cash provided by investing activities is primarily the result of distributions of capital from the Reno Student Housing DST equity method investment.

Cash flows used in financing activities for the years ended December 31, 2021 and 2020 were approximately ($0.9) million and ($0.2) million, respectively, a change of approximately ($0.7) million. The increase in cash used in financing activities is primarily the result of the termination of our Offering and suspension of distributions to stockholders during 2020.

Short-Term Liquidity and Capital Resources

Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of our cash on hand, proceeds from net cash provided by property operations, net sale proceeds from the sale of the Tallahassee Property and the sales of Reno Student Housing and Power 5 Conference Student Housing I, DST, including assistance made available by the federal government in response to COVID-19, issuance of preferred units in our Operating Partnership, and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

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

On November 6, 2020 and December 16, 2020, we received stimulus grants of approximately $0.3 million and $0.5 million, respectively, from the U.S. Department of Health and Human Services (HHS), as a result of the CARES Act. These funds were received based on assessed revenue losses and expenses at our senior care facilities, attributed to COVID-19. The terms and conditions of these funds required payment recipients to certify that funds would only be used to prevent, prepare, and respond to COVID-19, and would only reimburse the recipient for health care-related expenses or lost revenues attributed to the coronavirus. On December 16, 2021, we received an additional stimulus grant of approximately $0.8 million, from the U.S. Department of Health and Human Services as a part of phase 4 of the same CARES Act roll out. There are no limitations placed on which quarters these funds must be applied to cover eligible losses provided that the funds are expended by December 31, 2022.

We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the

COVID-19 pandemic to adversely impact our future operating cash flows due to reductions of our occupancy and leasing and related revenues and additional expenditures to protect our residents and staff at our properties. On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty related to the COVID-19 pandemic and its potential impact on us and our overall financial results. In addition, the termination of our Public Offering occurred on May 1, 2021. Consequently, we currently do not have the equity capital needed to acquire additional properties at this time and will focus our efforts on managing our existing properties.

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

The following shows our distributions paid and the sources of such distributions for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021		Year Ended December 31, 2020
Distributions paid in cash — common stockholders	$—		$1,316,247
Distributions paid in cash — Operating Partnership unitholders	—		3,950
Distributions reinvested	—		626,649
Total distributions	$—		$1,946,846
Source of distributions
Cash flows provided by operations	—	0.0%	$—	0.0%
Proceeds from our offerings	—	0.0%	1,320,197	67.8%
Offering proceeds from distribution reinvestment plan	—	0.0%	626,649	32.2%
Total sources	$—	0.0%	$1,946,846	100.0%

We did not commence paying distributions until September 2017. From our inception through December 31, 2021, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $68.5 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $54.9 million.

For the year ended December 31, 2021, we did not pay distributions and our net loss attributable to our common stockholders was approximately $10.5 million. Net loss attributable to our common stockholders for the year ended December 31, 2021 includes non-cash depreciation and amortization of approximately $9.3 million, and no acquisition related expenses.

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

Indebtedness

As of December 31, 2021, our total indebtedness was approximately $205.9 million, which included approximately $161.9 million in fixed rate debt and $44 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Cottonwood Loan (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Servicers agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due, effective with the monthly installment due on May 1, 2020 (the “Forbearance Amount”). The Forbearance Amount was repaid without additional interest or prepayment premiums in 12 equal monthly installments, remitted together with each regularly scheduled monthly installment, which commenced in August 2020 and concluded in August 2021.

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans were not reduced to $20 million by October 31, 2021, we were required to start making principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized to pay interest but must generally be replenished. Additionally, as a result of the termination of our Primary Offering and the continued adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Subsequent to December 31, 2021, in conjunction with the sale of the Tallahassee Property, we paid approximately $17 million towards the principal of the KeyBank Bridge Loans. Please see Note 9 – Subsequent Events for additional details regarding the sale of the Tallahassee Property.

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

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the payment of interest and principal on our outstanding indebtedness, for the payment of operating expenses and distributions, if resumed in the future, and for property expansion and acquisitions, either directly or through entity interests, if any.

Long-term potential future sources of capital include secured or unsecured financings from banks or other lenders, issuance of equity securities including private offerings, undistributed funds from operations, and potential sales of remaining properties. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities, cash flows from operating activities and potential sales of remaining properties in order to meet our long-term liquidity requirements and to fund our distributions, if any.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments due during the years ending December 31:
	Total	2022	2023-2024	2025-2026	Thereafter
Debt interest (1)	$41,847,995	$9,433,786	$14,893,413	$10,288,611	$7,232,185
Debt principal (1) (2)	205,917,900	1,368,205	99,129,020	3,700,055	101,720,620
Total contractual obligations	$247,765,895	$10,801,991	$114,022,433	$13,988,666	$108,952,805
(1)
The required principal payments and the related interest on KeyBank Bridge Loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.
(2)
On January 6, 2022, in connection with the sale of the Tallahassee Property, we paid approximately $17 million towards the principal of the KeyBank Bridge loans, and the entire principal balance of the Nationwide Loan, totaling $23.5 million, was paid off. Please see Note 9 - Subsequent Events for additional details.

Our investment in the private placement offering by Power 5 Conference Student Housing I, DST is accounted for under the equity method of accounting. For more information please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report. Subsequent to December 31, 2021, Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details. Other than that, we do not have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 9 - Subsequent events, of the Notes to the Consolidated Financial Statements contained in this report.

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

As of December 31, 2021, our debt consisted of approximately $205.9 million, which included approximately $161.9 million in fixed rate debt and $44.0 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.4 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2021:

	Year Ending December 31,
	2022	2023		2024	2025	2026	Thereafter	Total
Fixed rate debt (3)	$768,205	$1,048,841		$54,713,629	$1,799,440	$1,900,615	$101,720,620	$161,951,350
Average interest rate	4.65%	4.65%		4.94%	4.94%	4.95%	4.93%	4.65%
Variable rate debt	$600,000	$43,366,550	(2)	$—	$—	$—	$—	$43,966,550
Average interest rate(1)	4.25%	4.25%		—	—	—	—	4.25%

(1)
The average interest rate was calculated based on the rate in effect on December 31, 2021.

(2)
Such amount is outstanding under the KeyBank Bridge Loans. The required principal payments on these loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity date April 30, 2023. Subsequent to December 31, 2021, in conjunction with the sale of the Tallahassee Property, we paid approximately $17 million towards the principal of the KeyBank Bridge Loans. Please see Note 9 – Subsequent Events for additional details regarding the sale of the Tallahassee Property.
(3)
On January 6, 2022, in connection with the sale of the Tallahassee Property, we paid off the entire principal balance of the Nationwide mortgage loan, totaling $23.5 million. Please see Note 9 - Subsequent Events for additional details.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we are a non-accelerated filer, this report does not include an attestation report of our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

On March 17, 2022, our board of directors approved the appointment of John Strockis as our Chief Executive Officer and President. Mr. Strockis has been our President and Chief Investment Officer since July 2019 and February 2018, respectively. H. Michael Schwartz, our Chief Executive Officer, will remain our Chairman of the Board.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2022 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	55	Chairman of the Board and Director	10/2016 – present
John Strockis	64	Chief Executive Officer and President	10/2016 – present
Matt F. Lopez	44	Chief Financial Officer, Treasurer, and Secretary	12/2020 – present
Stephen G. Muzzy	54	Independent Director	2/2018 – present
Brent Chappell	57	Independent Director	2/2018 – present

H. Michael Schwartz. Mr. Schwartz serves as the Chairman of the board and a director. Mr. Schwartz has served as director since our initial formation and served as our Chief Executive Officer from our initial formation through March 2022. Mr. Schwartz also serves as the Chief Executive Officer of our Advisor and Sponsor. He also serves as Executive Chairman and Chief Executive Officer of SmartStop. He served as Chief Executive Officer of SmartStop from January 2013 until June 2019. He also serves as Chief Executive Officer and Chairman of SSGT II, a private, non-traded REIT that, until June 2019, was sponsored by our Sponsor, and of Strategic Storage Trust VI, Inc. (“SST VI”), a public non-traded REIT sponsored by an affiliate of our Sponsor. He served as Chief Executive Officer of SST IV, a public non-traded self storage REIT that, until June 2019, was sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. He served as Chief Executive Officer and Chairman of SSGT, a public non-traded self storage REIT sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in January 2019. Mr. Schwartz served as Chief Executive Officer, President, and Chairman of SmartStop Self Storage, Inc. (“SmartStop Self Storage”) from August 2007 until the merger of SmartStop Self Storage with Extra Space Storage, Inc. (“Extra Space”) on October 1, 2015. Since February 2008, Mr. Schwartz has also served as Chief Executive Officer of Strategic Storage Holdings, LLC (“SSH”). Prior to this time, Mr. Schwartz held various roles in the real estate and financial services industries, which includes more than 25 years of real estate, securities, and corporate financial management experience. Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

John Strockis. Mr. Strockis is our Chief Executive Officer and President. He has served as our Chief Executive Officer since March 2022, our President since July 2019, and was our Chief Investment Officer from February 2018 until March 2022. He was our Senior Vice President — Acquisitions from our formation until February 2018. Mr. Strockis is also Chief Investment Officer for our Sponsor, a position he has held since July 2019. Previously, he served as the Chief Investment Officer — Student & Senior Housing for our Sponsor from February 2018 until July 2019, and Senior Vice President — Acquisitions for our Sponsor from July 2016 until February 2018. He is also Chief Investment Officer of our Advisor, a position he has held since July 2019, and previously served as Senior Vice President — Acquisitions of our Advisor from October 2016 until July 2019. He is directly responsible for all non-self storage commercial property acquisitions, which includes student and senior housing. Mr. Strockis has more than 30 years of commercial real estate experience. Beginning in January 2011, Mr. Strockis was an active member of the board of directors of Sunwest Bank, serving as a member of its audit, compensation and directors investment committees, until his term expired in June 2018. From August 2014 until May 2016, Mr. Strockis worked as an Executive Managing Director with an Orange County-based brokerage company. Prior to that, Mr. Strockis served as the President and then Chief Executive Officer of MarWest Commercial Real Estate Services, the nation’s largest commercial association manager, from March 2011 to August 2014 until its sale to FirstService Residential. From April 2009 until March 2011, Mr. Strockis served as Executive Managing Director at Voit Real Estate Services, where he was in charge of the Asset Services business group. In this role, Mr. Strockis worked with banks and lenders on distressed properties such as multi-family housing, office, industrial, research and development, land and retail assets to underwrite, reposition and asset manage properties prior to resale. At its peak, Mr. Strockis oversaw a 7 million square foot portfolio of distressed assets across the country. From March 2008 until December 2008, Mr. Strockis served as Senior VP of Acquisitions for ScanlanKemperBard acquiring value-add commercial office and retail properties in the Western United States. Prior to that, Mr. Strockis worked at CBRE for 24 years in various positions including Senior Director of Acquisitions at CBRE Global Investors, now one of the world’s largest commercial real estate advisors. While at CBRE, Mr. Strockis led a national acquisition effort of office, industrial, research and development, and retail properties closing over $2 billion in transactions. Mr. Strockis graduated from UCLA with a Bachelor’s degree in Economics.

Matt F. Lopez. Mr. Lopez is our Chief Financial Officer and Treasurer, positions he has held since December 2020, and is also our Secretary, a position he has held since March 2022. He also serves as Chief Financial Officer and Treasurer for SSGT II, positions he has held since July 2019 and Chief Financial Officer and Treasurer for SST VI, positions he has held since October 2020. Mr. Lopez served as Chief Financial Officer and Treasurer of SST IV from January 2017 until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. From January 2017 until July 2019, he also served as the Chief Financial Officer of SST IV’s related advisor entity and, from January 2017 until June 2019, he served as Chief Financial Officer and Treasurer of SmartStop. Previously, from October 2015 to January 2017, Mr. Lopez served as a Controller for SmartStop Asset Management and, in such capacity, was assigned to the accounting, financial management, and SEC and regulatory reporting of SmartStop. He also served as a Controller of SmartStop Self Storage from November 2014 until its merger with Extra Space in October 2015. From 2000 to 2014, Mr. Lopez was with PricewaterhouseCoopers LLP, holding various positions including audit senior manager from 2008 to 2014. In his 14 years in public accounting, Mr. Lopez had extensive experience in the real estate industry working with REITs, real estate investment funds, homebuilders and land development companies. He is a Certified Public Accountant, licensed in California, and a member of the American Institute of Certified Public Accountants. Mr. Lopez holds a B.A. degree from the University of California, Los Angeles.

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

Brent Chappell. Mr. Chappell is one of our independent directors and is the chairman of our nominating and corporate governance committee and compensation committee and a member of our audit committee. He has 35 years of experience in real estate portfolio management and financing, including serving in different roles over the past 16 years at various healthcare REITs. Mr. Chappell is currently Executive Vice President – Portfolio Manager at Sabra Health Care REIT, Inc., or Sabra, a REIT focused on leasing healthcare properties to tenants and operators throughout the United States and Canada, a position he has held since July 2017. Prior to Sabra, Mr. Chappell was Senior Vice President of Investment and Portfolio Management at LTC Properties, Inc., or LTC, from June 2014 to June 2017 and a Vice President of Investment and Portfolio Management at LTC from June 2013 to June 2014. LTC is a REIT that invests in senior housing and healthcare properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions, including mezzanine lending. Prior to LTC, Mr. Chappell was Vice President of Portfolio Management at Nationwide Health Properties, Inc., which was acquired by Ventas, Inc. in June 2011. Mr. Chappell served in that role from March 2006 to February 2012. Nationwide Health Properties, Inc. was a REIT that invested primarily in healthcare real estate in the United States, and Ventas, Inc. is a REIT with investments in the United States, Canada and the United Kingdom. Mr. Chappell also served as Director, Asset Management for Pacific Life and in various asset and portfolio management positions for Catellus Development Corporation and The Koll Company. Mr. Chappell graduated with a B.A. in Political Science and Business Administration from the University of California, Los Angeles, has an MBA from the University of California, Irvine, and has a Master of Aging Services Management from the University of Southern California.

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

A majority of our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse certain expenses pursuant to our Advisory Agreement. However, as a result of the suspension of our Public Offering in the first quarter of 2020, none of our executive officers’ time was spent on matters connected to our Public Offering during the year ended December 31, 2021, and accordingly, there were no such fees or reimbursements to our Advisor during the fiscal year. During the year ended December 31, 2021, we reimbursed our Sponsor for $327, which is the amount of premiums paid on a life insurance policy our Sponsor has purchased for the benefit of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2021—Director Life Insurance Policies,” below.

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

Director Compensation for the Year Ended December 31, 2021

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$327	$327
Stephen G. Muzzy	$42,750	(3)	$9,500	$—	$—	$—	$982	$53,232
Brent Chappell	$39,250	(4)	$9,500	$—	$—	$—	$982	$49,732

(1) This column represents the full grant date fair value in accordance with FASB ASC Topic 718.

(2) Represents payment of life insurance premiums, as discussed below.

(3) Amount includes total fees earned or paid during the year ended December 31, 2021, of which $2,500 was earned during the year ended December 31, 2021, and was paid during 2022.

(4) Amount includes total fees earned or paid during the year ended December 31, 2021, of which $2,000 was earned during the year ended December 31, 2021, and was paid during 2022.

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

Cash Compensation to Directors

Beginning on May 1, 2018, the effective date of our public offering (the “Public Offering”), each of our independent directors was entitled to a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attended by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the Audit Committee if there was a meeting of such committee). For the year ended December 31, 2021, the directors earned an aggregate of $82,000.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Mr. Muzzy and Mr. Chappell have each received a total of 7,500 shares of restricted stock of which 3,750 shares had vested as of December 31, 2021. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

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

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2021, there were approximately 1,293,092 shares available for issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

Director Life Insurance Policies

Our Sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2021, we reimbursed our Sponsor for the total premiums paid on such life insurance policies, which was $2,291. Of this amount, $327 was attributed to the policy covering H. Michael Schwartz, $982 was attributed to the policy covering Stephen G. Muzzy and $982 was attributed to the policy covering Brent Chappell. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2021, decisions regarding director compensation were made by our Compensation Committee, consisting of our two independent directors, Messrs. Chappell and Muzzy, with Mr. Chappell serving as Chairman of the Compensation Committee. No member of the Compensation Committee served as an officer or employee of us or any of our affiliates during 2021, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of March 22, 2022, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 13.1 million shares of common stock issued and outstanding as of March 22, 2022.

	Common Stock
	Beneficially Owned(1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
Directors and Executive Officers
H. Michael Schwartz, Chairman of the Board and Director (3)	111.11	*
John Strockis, Chief Executive Officer and President	—	—
Matt F. Lopez, Chief Financial Officer, Treasurer, and Secretary	—	—
Stephen G. Muzzy, Independent Director	3,750.00	*
Brent Chappell, Independent Director	3,750.00	*
All directors and executive officers as a group	7,611.11	*
5% or Greater Stockholders
Comrit Investments 1, LP	1,085,972.85	8.3%

* Represents less than 1% of our outstanding common stock as of March 22, 2022.

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 22, 2022. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

We are or have been a party to agreements giving rise to material transactions between us and our affiliates, including, but not limited to our Advisory Agreement, our Advisor Funding Agreement, our Dealer Manager Agreement with our Former Dealer Manager, our Unit Purchase Agreement, and our Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended

December 31, 2021. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

SmartStop Asset Management, LLC, our Sponsor, is the sole voting member of our Advisor, SSSHT Advisor, LLC. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our Advisory Agreement with our Advisor (as amended, the "Advisory Agreement"). Prior to the commencement of our Public Offering, we were engaged in our Private Offering. In connection with the commencement of our Public Offering, we amended and restated our prior advisory agreement, and our Advisory Agreement was further amended on September 6, 2018 and July 10, 2019. Our Advisory Agreement has a one-year term, but may be renewed for an unlimited number of successive one-year periods.

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

Pursuant to our Advisory Agreement, our Advisor may be entitled to an acquisition fee (the “Contingent Acquisition Fee”) with respect to acquisitions made subsequent to July 10, 2019, subject to us satisfying certain stockholder return thresholds or if the Advisory Agreement is terminated for any reason other than our Advisor’s fraud, willful misconduct or gross negligence before July 10, 2029. After we pay stockholders total distributions equal to their invested capital, plus a 6% cumulative, non-compounded annual return on invested capital, we will pay our Advisor a contingent acquisition fee equal to 1% of the Contract Purchase Price (as defined in the Advisory Agreement, as amended) of each property or other real estate investment we acquire after July 10, 2019; and after we pay stockholders total distributions equal to their invested capital, plus a 13% cumulative, non-compounded annual return on invested capital, we will pay our Advisor an additional contingent acquisition fee equal to 2% of the Contract Purchase Price of each property or other real estate investment we acquire after July 10, 2019. Our Advisor is also entitled to receive a monthly asset management fee equal to 0.66667% (which is one twelfth of 0.8%) of our average invested assets.

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

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2021.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to our Advisory Agreement, beginning four fiscal quarters after the commencement of our Public Offering, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined therein, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined therein, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2021, our Advisor paid approximately $3.3 million in operating expenses on our behalf, and we reimbursed approximately $0.7 million in operating expenses to our Advisor.

Advisor Funding Agreement

On July 10, 2019, we entered into an Advisor Funding Agreement (the “Advisor Funding Agreement”) by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses was expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Pursuant to the Advisor Funding Agreement, our Advisor also agreed to fund, and not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares. Our Advisor was obligated to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. Conversely, we were obligated to reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminated to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. As of the termination of our Public Offering on May 1, 2021, we had raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Class Z shares, and had received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Class Z shares. During the quarter ended June 30, 2020 as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the quarter ended June 30, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred through June 30, 2020, in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, we determined no additional adjustment was required.

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

In accordance with FINRA rules, in no event will our total underwriting compensation in the Public Offering, including, but not limited to, sales commissions, stockholder servicing fees, the dealer manager fee and expense reimbursements to our Former Dealer Manager and participating broker-dealers, exceed 10% of our gross Public Offering proceeds, in the aggregate. As a result of the termination of our Primary Offering and termination of our Former Dealer Manager, we determined that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2021, we have not recorded a liability for future payment of the stockholder servicing fee and dealer manager servicing fees. We paid an additional amount of gross Public Offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross Public Offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Public Offering and our organization, but in no event will such amounts exceed 15% of the gross Public Offering proceeds raised by us in the terminated or completed Public Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross Public Offering proceeds.

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

The Preferred Investor has not made any additional investments in the year ended December 31, 2021. As of December 31, 2021, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $3.6 million.

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

We paid our Transfer Agent a one-time setup fee and will pay our Transfer Agent the following fees: (i) a fixed fee of $11,132 per quarter, (ii) a one-time account setup fee of $75 per account, (iii) a monthly fee of $4.32 per open account per month, (iv) a one-time transfer fee of $75 per each transferred account, (v) a monthly portal fee of $0.30 per account, and (vi) a phone call fee of $5.50 per each investor call received. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

Investments in Reno Student Housing & Power 5 Conference Student Housing I, DST

Reno Student Housing sold its student housing property located in Reno, Nevada on December 14, 2021, and made a final distribution to us totaling approximately $1.4 million. For details regarding our investment in Reno Student Housing & Power 5 Conference Student Housing I, DST as of December 31, 2021, please see Notes 7 and 9 of the Notes to the Consolidated Financial Statements contained in this report.

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2021 and 2020 and for the years then ended, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2021 and 2020, respectively, are set forth in the table below:

	BDO USA, LLP for the Year Ended December 31, 2021	BDO USA, LLP for the Year Ended December 31, 2020
Audit Fees	$155,132	$125,421
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$155,132	$125,421

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

All services rendered by BDO in the years ended December 31, 2021 and 2020 were pre-approved in accordance with the policies set forth above.

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

10.10

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

10.12	Promissory Note dated June 28, 2017, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646
10.13

Employee and Director Long Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, filed on September 26, 2017, Commission File No. 333-220646

10.14

Loan Agreement, between SSSST 700 W Virginia St, LLC and Nationwide Life Insurance Company, dated September 28, 2017, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.15

Mortgage and Security Agreement, between SSSST 700 W Virginia St, LLC and Nationwide Life Insurance Company, dated September 28, 2017, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.16

Promissory Note for the benefit of Nationwide Life Insurance Company dated September 28, 2017, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on January 18, 2018, Commission File No. 333-220646

10.17

Multifamily Loan and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.18

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.19

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.20

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $28,709,000, by SSSHT PropCo 4522 S 1300 E, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.21

Multifamily Loan and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.22

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 1245 E Murray Holladay Road, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.20 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.23

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.21 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.24

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $9,337,000, by SSSHT PropCo 1245 E Murray Holladay Road, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.25

Multifamily Loan and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.26

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.27

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.28

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $8,859,000, by SSSHT PropCo 10020 N 4600 W Street, LLC in favor of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.26 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.29

Cross-Collateralization Agreement, by and among SSSHT PropCo 4522 S 1300 E, LLC, SSSHT PropCo 1245 E Murray Holladay Road, LLC, SSSHT PropCo 10020 N 4600 W Street, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.27 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.30

Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated February 23, 2018, incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.31

Second Amended and Restated Guaranty Agreement, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.32

First Credit Agreement Supplement and Amendment, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC, as borrower, and KeyBank National Association, as lender, dated August 31, 2018, incorporated by reference to Exhibit 10.5 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.33

Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC, and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.7 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.34

Amended and Restated Promissory Note, in the principal amount of $56,500,000, by SSSHT Operating Partnership, L.P., H. Michael Schwartz and Noble PPS, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.6 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.35

Multifamily Loan and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.36

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo SE Division Street, LLC and KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.37

Guaranty, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.3 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.38

Multifamily Note, Fixed Rate Defeasance, in the original principal amount of $63,200,000, by SSSHT PropCo SE Division Street, LLC in favor of KeyBank National Association, dated August 31, 2018, incorporated by reference to Exhibit 10.4 to Form 8-K, filed on September 7, 2018, Commission File No. 333-220646

10.39

Guaranty of Completion, by Strategic Student & Senior Housing Trust, Inc. for the benefit of KeyBank National Association and any subsequent holder of the Note, effective as of August 31, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 12, 2018, Commission File No. 333-220646

10.40

Second Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC and SmartStop Asset Management, LLC as borrower, and KeyBank National Association, as lender, dated March 29, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.41

Second Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC and KeyBank National Association, dated March 29, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.42 10.43

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

10.44	Tallahassee Sale Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 1, 2021, Commission File No. 333-220646
21.1

Subsidiaries of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 1 the Company’s Registration Statement on Form S-11, filed on November 30, 2018, Commission File No. 333-220646

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Kroll, LLC

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Year Ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 22, 2022.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

By:	/s/ John Strockis
John Strockis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Strockis	Chief Executive Officer and President	March 22, 2022
John Strockis	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	March 22, 2022
Matt F. Lopez

/s/ H. Michael Schwartz	Chairman of the Board of Directors	March 22, 2022
H. Michael Schwartz

/s/ Stephen G. Muzzy	Independent Director	March 22, 2022
Stephen G. Muzzy

/s/ Brent Chappell	Independent Director	March 22, 2022
Brent Chappell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish a proxy statement to security holders subsequent to the filing of this Annual Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Strategic Student & Senior Housing Trust, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Student & Senior Housing Trust, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 22, 2022

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS
Real estate facilities:
Land	$16,908,000	$20,688,000
Buildings	196,276,241	233,595,134
Site improvements	3,587,917	4,259,917
Furniture, fixtures and equipment	9,262,158	11,459,112
	226,034,316	270,002,163
Accumulated depreciation	(26,070,030)	(23,890,898)
	199,964,286	246,111,265
Construction in process	81,552	103,413
Real estate held for investment, net	200,045,838	246,214,678
Real estate held for sale, net	38,554,387	—
Total real estate facilities, net	238,600,225	246,214,678
Cash and cash equivalents	7,846,130	7,641,540
Restricted cash	2,038,450	1,811,453
Other assets	1,835,792	3,245,724
Intangible assets, net	—	626,332
Total assets	$250,320,597	$259,539,727
LIABILITIES AND EQUITY
Debt:
Debt, net	$181,125,866	$206,839,694
Debt related to real estate held for sale, net	23,364,487	—
Total Debt, net	204,490,353	206,839,694
Accounts payable and accrued liabilities	3,488,196	3,689,146
Due to affiliates	11,680,699	9,043,433
Distributions payable	4,264,349	3,092,361
Total liabilities	223,923,597	222,664,634
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,157,829
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,627,930 and 11,625,430 shares issued and outstanding at December 31, 2021 and 2020, respectively	11,627	11,625
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at December 31, 2021 and 2020.	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at December 31, 2021 and 2020.	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at December 31, 2021 and 2020.	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at December 31, 2021 and 2020.	167	167
Additional paid-in capital	97,700,779	97,676,432
Distributions	(17,199,735)	(17,199,735)
Accumulated deficit	(68,522,116)	(58,034,575)
Total Strategic Student & Senior Housing Trust, Inc. equity	11,992,009	22,455,201
Noncontrolling interests in our Operating Partnership	(1,111,213)	(1,088,547)
Total equity	10,880,796	21,366,654
Total liabilities and equity	$250,320,597	$259,539,727

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues:
Leasing and related revenues – student	$8,090,778	$7,391,722	$7,616,750
Leasing and related revenues – senior	26,179,636	26,154,203	26,155,311
Total revenues	34,270,414	33,545,925	33,772,061
Operating expenses:
Property operating expenses – student	4,098,690	3,847,661	3,969,067
Property operating expenses – senior	19,227,624	18,385,825	16,936,958
Property operating expenses – affiliates	2,832,734	2,832,797	2,774,621
General and administrative	1,278,446	1,508,517	2,328,994
Depreciation	8,674,660	8,647,065	8,090,701
Intangible amortization expense	626,332	3,819,600	7,283,174
Total operating expenses	36,738,486	39,041,465	41,383,515
Operating loss	(2,468,072)	(5,495,540)	(7,611,454)
Other income (expense):
Interest expense	(9,533,011)	(9,801,601)	(10,222,569)
Interest expense – debt issuance costs	(468,703)	(559,183)	(728,601)
Forgiveness of PPP Loans	1,971,157	—	—
Other	1,168,175	750,574	(15,668)
Net loss	(9,330,454)	(15,105,750)	(18,578,292)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,171,988)	(1,108,852)	(990,617)
Less: Accretion of preferred equity costs	(7,765)	(15,526)	(46,595)
Net loss attributable to the noncontrolling interests in our Operating Partnership	22,666	32,683	42,052
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(10,487,541)	$(16,197,445)	$(19,573,452)
Net loss per Class A share – basic and diluted	$(0.80)	$(1.24)	$(1.67)
Net loss per Class T share – basic and diluted	$(0.80)	$(1.24)	$(1.67)
Net loss per Class W share – basic and diluted	$(0.80)	$(1.24)	$(1.67)
Net loss per Class Y share – basic and diluted	$(0.80)	$(1.24)	$(1.67)
Net loss per Class Z share – basic and diluted	$(0.80)	$(1.24)	$(1.67)
Weighted average Class A shares outstanding – basic and diluted	11,619,060	11,609,243	11,404,713
Weighted average Class T shares outstanding – basic and diluted	77,598	77,525	64,079
Weighted average Class W shares outstanding – basic and diluted	85,548	85,506	77,581
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,085,183	155,200
Weighted average Class Z shares outstanding – basic and diluted	166,494	165,608	50,468

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2021, 2020 and 2019

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2018	11,122,135	$11,122	36,299	$36	43,996	$44	—	$—	—	$—	$83,533,060	$(7,981,638)	$(22,263,678)	$53,298,946	$(994,023)	$52,304,923	$10,095,708	$2,659,654
Gross proceeds from issuance of common stock	235,818	236	33,600	34	39,149	39	766,075	766	158,764	159	11,713,909	—	—	11,715,143	—	11,715,143	—	—
Offering costs	—	—			—	—					(2,180,377)	—	—	(2,180,377)	—	(2,180,377)	—	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	—	—	—	—	522,080	—	—	522,080	—	522,080	—	—
Changes to redeemable common stock	—	—	—	—	—	—					(2,352,621)	—	—	(2,352,621)	—	(2,352,621)	—	2,352,621
Redemptions of common stock	(35,340)	(36)	—	—	—	—	—	—	—	—	—	—	—	(36)	—	(36)	—	(288,314)
Distributions	—	—	—	—	—	—					—	(7,256,933)	—	(7,256,933)	—	(7,256,933)	—	—
Distributions of common stock	—	—	5,307	5	909	1	—	—	—	—	(6)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,839)	(15,839)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(990,617)	—
Issuance of shares for distribution reinvestment plan	240,789	241	1,785	2	1,144	2	2,536	2	306	—	2,352,374	—	—	2,352,621	—	2,352,621	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	20,885	—	—	20,885	—	20,885	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(19,573,452)	(19,573,452)	—	(19,573,452)	990,617	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,052)	(42,052)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—					—	—	—	—	—	—	46,595	—
Balance as of December 31, 2019	11,565,901	11,566	76,991	77	85,198	86	768,611	768	159,070	159	93,609,304	(15,238,571)	(41,837,130)	36,546,259	(1,051,914)	35,494,345	10,142,303	4,723,961
Gross proceeds from issuance of common stock	—	—	—	—	—	—	349,320	349	6,989	7	3,313,317	—	—	3,313,673	—	3,313,673	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(614,085)	—	—	(614,085)	—	(614,085)	—	—
Adjustment to offering costs (Note 7)											503,373			503,373	—	503,373
Reimbursement of offering costs by Advisor (Note 7)	—	—	—	—	—	—	—	—	—	—	839,548	—	—	839,548	—	839,548	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(626,649)	—	—	(626,649)	—	(626,649)	—	626,649
Redemptions of common stock	(3,544)	(4)	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,961,164)	—	(1,961,164)	—	(1,961,164)	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,950)	(3,950)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,108,852)	—
Issuance of shares for distribution reinvestment plan	60,573	60	607	1	350	1	5,418	5	435	1	626,581	—	—	626,649	—	626,649	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	25,043	—	—	25,043	—	25,043	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(16,197,445)	(16,197,445)	—	(16,197,445)	1,108,852
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,683)	(32,683)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,526	—
Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610
Issuance of restricted stock	2,500	2	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,171,988)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	24,347	—	—	24,347	—	24,347	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(10,487,541)	(10,487,541)	—	(10,487,541)	1,171,988	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,666)	(22,666)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,765	—
Balance as of December 31, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,700,779	$(17,199,735)	$(68,522,116)	$11,992,009	$(1,111,213)	$10,880,796	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020, and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(9,330,454)	$(15,105,750)	$(18,578,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,300,992	12,466,665	15,373,875
Amortization of debt issuance costs	468,703	559,183	728,601
Stock based compensation expense related to issuance of restricted stock	24,347	25,043	20,885
Forgiveness of PPP Loans	(1,971,157)	—	—
Distribution of gain on equity method investment	(484,488)	—	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	207,144	167,077	(226,107)
Accounts payable and accrued liabilities	(133,802)	(411,357)	1,082,489
Due to affiliates	2,637,266	1,904,913	3,287,971
Net cash provided by (used in) operating activities	718,551	(394,226)	1,689,422
Cash flows from investing activities:
Additions to real estate facilities	(1,106,197)	(1,458,034)	(11,415,818)
Investment in company owned life insurance	—	—	(420,243)
Settlement of company owned life insurance	328,172	433,040	420,243
Distributions of capital from equity method investments	1,352,523	—	—
Net cash used in (provided by) investing activities	574,498	(1,024,994)	(11,415,818)
Cash flows from financing activities:
Proceeds from issuance of PPP Loans	—	1,950,000	—
Proceeds from issuance of KeyBank Bridge Loans	—	—	8,861,135
Principal payments of KeyBank Bridge Loans	(50,000)	(3,099,934)	(4,559,580)
Scheduled principal payments of mortgage loans	(646,586)	(507,064)	—
Debt issuance costs	(164,875)	(480,165)	(223,018)
Gross proceeds from issuance of common stock	—	3,313,673	11,641,271
Offering costs	—	(265,910)	(1,569,131)
Reimbursement of offering costs by Advisor	—	245,557	496,580
Redemptions of common stock	—	(30,392)	(273,258)
Distributions paid to common stockholders	—	(1,316,247)	(4,837,730)
Distributions paid to Operating Partnership unitholders	—	(3,950)	(15,839)
Net cash (used in) provided by financing activities	(861,461)	(194,432)	9,520,430
Net change in cash, cash equivalents, and restricted cash	431,588	(1,613,652)	(205,966)
Cash, cash equivalents, and restricted cash, beginning of year	9,452,993	11,066,645	11,272,611
Cash, cash equivalents, and restricted cash, end of year	$9,884,581	$9,452,993	$11,066,645
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$9,548,429	$9,575,395	$10,236,148
Interest capitalized	$—	$—	$394,240
Additions to debt issuance costs included in accounts payable and accrued liabilities	$—	$—	$23,720
Additions to real estate and construction in process in accounts payable and accrued liabilities	$5,347	$40,642	$291,425
Proceeds from issuance of common stock previously in accounts payable and accrued liabilities	$—	$—	$73,900
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$—	$348,172	$810,771
Adjustment to offering costs included in due to affiliates	$—	$(1,097,364)	$—
Distributions payable	$1,171,988	$1,788,727	$1,646,356
Redemptions of common stock included in accounts payable and accrued liabilities	$—	$—	$30,392
Issuance of shares pursuant to distribution reinvestment plan	$—	$626,649	$2,352,621

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Offering Related

On October 4, 2016, our Advisor, as defined below, acquired 111.11 shares of our common stock for $1,000 and became our initial stockholder. On January 27, 2017, pursuant to a confidential private placement memorandum (the “Private Placement Memorandum”), we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (collectively, the “Private Offering” and together with the Public Offering described below, the “Offerings”). The Private Offering required a minimum offering amount of $1,000,000. On August 4, 2017, we met such minimum offering requirement. Our Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $93 million from the issuance of approximately 10.8 million shares pursuant to the Private Offering.

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders both of which remained suspended as of December 31, 2021. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of December 31, 2021, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On March 17, 2022, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.08 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2021.

As of December 31, 2021, we owned (i) two student housing properties (one of which was held for sale), (ii) four senior housing properties, and (iii) an approximately 1.4% beneficial interest in Power 5 Conference Student Housing I, DST, a DST that owns two student housing properties (“Power 5 Conference Student Housing”). Subsequent to December 31, 2021, we sold the Tallahassee student

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

housing property to an unaffiliated third party, and Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details regarding these sales.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of December 31, 2021, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

Other Corporate History

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), was the sponsor of our Offerings. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns approximately 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). We terminated the Dealer Management Agreement on June 16, 2020 in accordance with its provisions. Our Former Dealer Manager was responsible for marketing our shares offered pursuant to our offerings. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Please see Note 7 – Related Party Transactions for additional detail.

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

December 31, 2021

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the years ended December 31, 2021 and 2020, we have continued to experience lower occupancy at our senior housing properties, which has adversely impacted our leasing and related revenues. Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and additional labor costs at our senior housing properties. The extent and duration to which our operations’ cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these consolidated entities not wholly-owned by us is presented as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of December 31, 2021, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE other than our investment of approximately 1.4% of beneficial interest in the Power 5 Conference Student Housing DST, which is accounted for under the equity method of accounting. Please see Note 7 – Related Party Transactions for additional detail. Other than the aforementioned equity method investment we do not currently have any relationships with unconsolidated entities or financial partnerships. Subsequent to December 31, 2021, Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details regarding this sale.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

During the years ended December 31, 2021 and 2020, we did not acquire any properties or incur any acquisition-related transaction costs.

Real Estate Held for Sale

We consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related debt are classified as “real estate held for sale”

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

and "debt related to real estate held for sale," respectively, in the period when all criteria are met in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on the Company’s consolidated statements of operations, consistent with current accounting guidance.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including any that may be held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2021 and 2020, no impairment losses were recognized.

Revenue Recognition and Accounts Receivable

Our student housing properties are typically leased by the bed with fixed terms on an individual lease basis, often with parental guarantees. Substantially all of our leases coincide with each university’s particular academic year but generally commence in August and terminate in July. We bill residents on a monthly basis, which is generally due at the beginning of the month. Residents have access to their units along with the property’s respective amenities (i.e., study rooms, exercise facilities, common areas, etc.). The units are generally fully equipped (i.e., kitchen facilities, washer/dryer, etc.). We do not provide any food or other similar services.

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

The majority of our revenues are derived from lease and lease related revenues, and the majority of such revenue is not subject to the revenue recognition guidance (“ASC Topic 606”) under GAAP. The revenues derived from our leases are accounted for pursuant to ASU 2016-02, Leases (“ASC Topic 842”). ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP.

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

December 31, 2021

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2021 and 2020, approximately $0.07 million and $0.08 million were recorded to allowance for doubtful accounts, respectively.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.9 million, $0.7 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Grant Income

Stimulus grants received from the U.S. Department of Health and Human Services, as a result of the Coronavirus Aid, Relief, and Economic Security Act, are included in other income in the accompanying consolidated statements of operations in the period in which they were received. These funds were received based on assessed revenue losses and expenses at our senior care facilities attributed to COVID-19. The Company recognized approximately $0.8 million in other income related to the stimulus grants in each of the years ended December 31, 2021 and 2020.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2021 and 2020, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $22.3 million and $21.7 million, respectively.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.4 million and $1.7 million as of December 31, 2021 and 2020, respectively.

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

Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminated to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor. Conversely, must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminated to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor. If at any point in time we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to exceed 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such excess as a receivable from our Advisor and a corresponding capital contribution from our Advisor. If we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to be less than 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such difference as a payable to our Advisor and a reduction of additional paid-in capital. Offering costs associated with the Primary Offering were recorded as an offset to additional paid-in capital, and organization costs were recorded in general and administrative expenses. During the quarter ended June 30, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the quarter ended June 30, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, no additional adjustment was required.

In connection with our Primary Offering, our Former Dealer Manager received an upfront sales commission and dealer manager fee based upon the share class sold under the terms of the Dealer Manager Agreement, which are recorded as a reduction to additional paid-in capital as an offering cost. Our Advisor agreed to fund the payment of the upfront 3.0% sales commission and the upfront 3.0% dealer manager fee for the sale of Class Y shares sold in the Primary Offering, which we recognized as a capital contribution from our Advisor.

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

December 31, 2021

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

December 31, 2021

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

The table below summarizes our fixed rate debt payable at December 31, 2021 and 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2021		December 31, 2020
	Fair Value (2)	Carrying Value(1)(2)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$163,300,000	$160,765,350	$174,250,000	$161,163,852

(1)
Carrying value represents the book value of financial instruments, including unamortized debt issuance costs.
(2)
Includes debt related to the Tallahassee property which was classified as held for sale as of December 31, 2021. On January 6, 2022, in connection with the sale of the Tallahassee property, the entire principal balance of the Nationwide mortgage loan, totaling $23.5 million was repaid and terminated in accordance with the terms of the loan. Please see Note 9 - Subsequent Events for additional details.

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

December 31, 2021

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

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax basis of assets and liabilities. As of December 31, 2021 and 2020, we had a deferred tax asset of approximately $3.9 million and $2.4 million, respectively related to net operating losses and a deferred tax liability of approximately $0.3 million related to depreciation and other temporary book to tax differences in each year. Net deferred tax assets as of December 31, 2021 and 2020 were approximately $3.6 million and $2.1 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not. The valuation allowance is associated with the federal and state income tax net operating losses.

The gross federal net operating losses are approximately $14.5 million. The federal net operating losses expire between 2037 and 2041.The gross state net operating losses are approximately $18.7 million. The state net operating losses expire between 2033 and 2036. The tax years 2018 through 2021 remain open for the federal and state returns.

As of December 31, 2021 and 2020, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax provisions will be recognized in income tax expense when incurred. As of December 31, 2021 and 2020, the Company had no interest or penalties related to uncertain tax positions.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares as such shares were antidilutive, such unvested shares totaled approximately 7,500, 8,125, and 8,125 for the years ended December 31, 2021, 2020, and 2019, respectively.

Recently Adopted Accounting Guidance

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

Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 3. Real Estate Facilities and Real Estate Held for Sale

The following summarizes the activity in the real estate facilities during the years ended December 31, 2021 and 2020:

Real estate facilities
Balance at December 31, 2019	$268,740,745
Additions - Student	187,673
Additions - Senior	1,073,745
Balance at December 31, 2020	270,002,163
Additions - Student	203,195
Additions - Senior	878,873
Real estate reclassified to held for sale	(45,049,915)
Balance at December 31, 2021	$226,034,316
Accumulated depreciation
Balance at December 31, 2019	$(15,243,833)
Depreciation expense	(8,647,065)
Balance at December 31, 2020	(23,890,898)
Depreciation expense	(8,674,660)
Accumulated depreciation reclassified to held for sale	6,495,528
Balance at December 31, 2021	$(26,070,030)

Real Estate Held for Sale

The results of operations for the Tallahassee student housing property, which was classified as held for sale as of December 31, 2021, is included in continuing operations on the Company's consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, revenues totaling approximately $4.1 million, $3.6 million, and $3.9 million, respectively, are included in "Leasing and related revenues - student". Expenses totaling approximately $1.7 million, $1.7 million, and $1.8 million are included in "Property operating expenses - student" for each of the years ended December 31, 2021, 2020, and 2019, respectively.

Note 4. Debt

The Company’s outstanding debt (including debt related to real estate held for sale) is summarized as follows:

Encumbered Property	December 31, 2021	December 31, 2020	Interest Rate	Maturity Date
Fayetteville-JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Tallahassee-Nationwide mortgage loan (1)(6)	—	23,500,000	3.84%	10/1/2024
Freddie Mac Utah loans (2)	45,751,350	46,397,936	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	4,985,595	5,035,595	4.25%	4/30/2023
Courtyard Initial Bridge Loan (4)	27,000,000	27,000,000	4.25%	4/30/2023
Courtyard Delayed Draw Commitment (4)	11,980,955	11,980,955	4.25%	4/30/2023
PPP Loans (5)	—	1,950,000	1.00%	N/A
Debt issuance costs, net	(1,292,034)	(1,724,792)
Debt, net	181,125,866	206,839,694
Tallahassee-Nationwide mortgage loan (1) (6)	23,500,000	—	3.84%	10/1/2024
Debt issuance costs held for sale, net	(135,513)	—
Debt related to real estate held for sale, net	23,364,487	—
Total debt, net	$204,490,353	$206,839,694

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(4)
The variable rate reflected in the table was the rate in effect as of December 31, 2021. Subsequent to December 31, 2021, in conjunction with the sale of the Tallahassee property, we paid approximately $17 million towards the principal of the KeyBank Bridge loans. Please see Note 9 – Subsequent Events for additional details.
(5)
Represents the aggregate of four unsecured promissory notes under the Paycheck Protection Program (the “PPP”). During the year ended December 31, 2021, our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations
(6)
The Tallahassee property was held for sale as of December 31, 2021. On January 6, 2022, in connection with the sale of the Tallahassee property, the entire principal balance of the Nationwide mortgage loan, totaling $23.5 million was repaid and terminated in accordance with the terms of the loan. Please see Note 9 - Subsequent Events for additional details.

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

We and H. Michael Schwartz, our Chairman of the board and a director (our “Chairman”), serve as non-recourse guarantors pursuant to the terms and conditions of the JPM Mortgage Loan. The non-recourse guaranty of our Chairman will expire, upon request, and be of no further force and effect at such time as we have: (1) a net worth (as defined in the agreement) equal to or greater than $40 million; and (2) liquidity (as defined in the agreement) equal to or greater than $3 million. Once the non-recourse guaranty of our Chairman expires, the net worth and liquidity standards under the JPM Mortgage Loan will be ongoing for the remainder of the term of the JPM Mortgage Loan.

The JPM Mortgage Loan contains a number of other customary terms and covenants. The JPM Borrower maintains separate books and records and its separate assets and credit (including the Fayetteville Property) are not available to pay our other debts.

Tallahassee Nationwide Mortgage Loan

On September 28, 2017, we, through a property-owning special purpose entity (the “Nationwide Borrower”) wholly-owned by our Operating Partnership, entered into a $23.5 million loan (the “Nationwide Loan”) with Nationwide Life Insurance Company (“Nationwide”) for the purpose of funding a portion of the purchase price for the Tallahassee Property. The Nationwide Loan is secured by a first mortgage on the Tallahassee Property. The Nationwide Loan was scheduled to mature on October 1, 2024 and required payments of interest only for such period, with the principal balance due upon maturity.

The Nationwide Loan bore interest at a fixed rate of 3.84%. We served as non-recourse guarantor pursuant to the terms and conditions of the Nationwide Loan. On January 6, 2022, in connection with the sale of the Tallahassee property, the entire principal balance of the Nationwide mortgage loan, totaling $23.5 million was repaid and terminated in accordance with the terms of the loan. Please see Note 9 - Subsequent Events for additional details.

Freddie Mac Utah Loans

On February 23, 2018, we, through three property-owning special purpose entities wholly-owned by us (the “Freddie Mac Borrowers”), entered into three separate mortgage loans for an aggregate amount of $46.9 million (the “Freddie Mac Utah Loans”) with KeyBank National Association as a Freddie Mac Multifamily Approved Seller/Servicer (the “Freddie Mac Lender”) for the purpose of funding a portion of the aggregate purchase price for the three properties we acquired (Wellington, Cottonwood Creek, and Charleston).

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. During the term of the Freddie Mac Utah Loans, we are required to maintain a net worth equal to or greater than $15 million and an initial liquidity requirement equal to or greater than $4.8 million. Once the Utah Bridge Loan (defined below) is paid in full, the liquidity requirement will be reduced to $3 million. On January 6, 2022, in conjunction with the sale of the Tallahassee property, the Utah Bridge Loan was paid in full and the liquidity requirement on the Freddie Mac Utah Loan was reduced to $3 million.

One of the property-owning special purpose entities noted above that owns Cottonwood Creek (the “Cottonwood Borrower”), entered into a mortgage loan in the principal amount of approximately $9.3 million (the “Freddie Mac Cottonwood Loan”) which is included in the Freddie Mac Utah Loans.

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement (the “Forbearance Agreement”) with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Cottonwood Loan. Pursuant to the Forbearance Agreement, the Servicers agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due (the “Forbearance Amount”), effective with the monthly installment due on May 1, 2020. The Forbearance Amount was repaid without additional interest or prepayment premiums in 12 equal monthly installments, remitted together with each regularly scheduled monthly installment, which commenced on August 1, 2020 and concluded in August 2021.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. During the term of the Freddie Mac Courtyard Loan, we are required to maintain a net worth equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. Once the Courtyard Bridge Loans are paid in full and the Memory Care Expansion (each defined further below) is complete, the liquidity requirement will be reduced to $4.8 million. We are able to reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. On July 22, 2020, we executed amendments to our guaranty on the Freddie Mac Courtyard Loan to reduce our minimum liquidity requirement to $3.0 million through December 31, 2021. On March 17, 2022, we further extended the reduced liquidity requirement through December 31, 2022.

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

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required to start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans were not reduced to $20 million by October 31, 2021, we are required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized but must generally be replenished. If the KeyBank Bridge Borrowers are unable to satisfy the Utah Bridge Loan through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the Utah Bridge Loan pursuant to its guaranty. If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Utah Bridge Loan, as discussed below.

On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Subsequent to December 31, 2021, in conjunction with the sale of the Tallahassee property, we repaid the outstanding principal balance of approximately $5.0 million on the Utah Bridge Loan. Please see Note 9 – Subsequent Events for additional details.

The Utah Bridge Loan bears interest at a rate of 1-month LIBOR plus 400 basis points, resulting in an interest rate of approximately 4.25% as of December 31, 2021. As amended, the Utah Bridge Loan is secured by (i) a pledge of certain equity interests held by an entity controlled by our Chief Executive Officer; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers are required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we are required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan is no longer outstanding. During the years ended December 31, 2020 and 2019, KeyBank consented to our retention of approximately $7.1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we are restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt are met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposes certain covenant requirements on us and the other parties, which, if breached, could result in default under the Utah Bridge Loan. As of December 31, 2021, we were in compliance with these covenants.

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

On November 4, 2019, we completed construction of the Memory Care Expansion. As of December 31, 2021, there is approximately $12.0 million outstanding on the Courtyard Delayed Draw Commitment.

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

On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. Subsequent to December 31, 2021, in conjunction with the sale of the Tallahassee property, we repaid approximately $12.0 million of the principal on the Courtyard Bridge Loans. Please see Note 9 – Subsequent Events for additional details.

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bear interest at a rate of 1-month LIBOR plus 400 basis points which totaled approximately 4.25% as of December 31, 2021. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans. As of December 31, 2021, we were in compliance with these covenants.

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

Each PPP Loan had a term of two years, accrued interest at a rate of 1.00%, and was prepayable in whole or in part without penalty. No interest payments were due until the end of the deferral period in September 2021. After the deferral period, each PPP Loan required monthly payments of principal and interest until maturity with respect to any portion of such loan which is not forgiven pursuant to the terms of the CARES Act, as described further below. The promissory note evidencing each PPP Loan contained customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The proceeds from the PPP Loans were used primarily for payroll costs, as defined by the CARES Act. During the year ended December 31, 2021, our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt (including debt related to real estate held for sale) as of December 31, 2021:

2022	$1,368,205
2023	44,415,391	(1)
2024	54,713,629	(1)
2025	1,799,440
2026	1,900,615
2027 and thereafter	101,720,620
Total payments (1)	205,917,900
Non-revolving debt issuance costs, net	(1,427,547)
Total	$204,490,353

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(1)
On January 6, 2022, in connection with the sale of the Tallahassee property, the entire principal balance of the Nationwide mortgage loan, totaling $23.5 million was repaid and terminated in accordance with the terms of the loan and we repaid $17 million in principal on the KeyBank Bridge loans. Please see Note 9 - Subsequent Events for additional details.

The KeyBank Bridge Loans contain certain financial covenants. As of December 31, 2021, we were in compliance with these covenants. As a result of the termination of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty. If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above.

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

Note 5. Preferred Equity in our Operating Partnership

Issuance of Preferred Units by our Operating Partnership

On June 28, 2017, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SAM Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of our Sponsor. Pursuant to the Unit Purchase Agreement, as amended, the Operating Partnership agreed to issue Preferred Units to the Preferred Investor in connection with preferred equity investments by the Preferred Investor of up to $12.0 million (the “Investment”), which amount may be invested in one or more tranches, such amounts may only be used for (i) the acquisition of any student housing and senior housing property, (ii) repayment of indebtedness and (iii) working capital and general corporate purposes, in exchange for up to 480,000 preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accumulated and unpaid distributions.

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

The Preferred Investor did not make any additional investments during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $3.6 million and $2.4 million, respectively.

Note 6. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following table summarizes information for the reportable segments for the years ended December 31, 2021, 2020, and 2019:

	Years ended December 31,
	Student Housing			Senior Housing			Corporate and Other			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Leasing and leasing related revenues	$8,090,778	$7,391,722	$7,616,750	$25,891,856	$25,848,217	$25,459,624	$—	$—	$—	$33,982,634	$33,239,939	$33,076,374
Other revenues	—	—	—	287,780	305,986	695,687	—	—	—	$287,780	$305,986	$695,687
Property operating expenses	(4,098,690)	(3,847,661)	(3,969,067)	(19,227,624)	(18,385,825)	(16,936,958)	—	—	—	$(23,326,314)	$(22,233,486)	$(20,906,025)
Net operating income	3,992,088	3,544,061	3,647,683	6,952,012	7,768,378	9,218,353	—	—	—	10,944,100	11,312,439	12,866,036
Property operating expenses - affiliates	945,223	944,851	949,266	1,887,511	1,887,946	1,825,355	—	—	—	2,832,734	2,832,797	2,774,621
General and administrative	—	—	—	—	—	—	1,278,446	1,508,517	2,328,994	1,278,446	1,508,517	2,328,994
Depreciation	3,236,924	3,343,055	3,323,668	5,422,949	5,289,624	4,753,348	14,787	14,386	13,685	8,674,660	8,647,065	8,090,701
Intangible amortization expense	—	—	—	626,332	3,819,600	7,283,174	—	—	—	626,332	3,819,600	7,283,174
Interest expense	2,141,400	2,141,400	2,141,400	7,391,611	7,660,201	8,081,169	—	—	—	9,533,011	9,801,601	10,222,569
Interest expense – debt issuance costs	105,983	105,983	105,982	362,720	453,200	622,619	—	—	—	468,703	559,183	728,601
Forgiveness of PPP Loans	—	—	—	(1,971,157)	—	—	—	—	—	(1,971,157)	—	—
Other	—	—	(9,810)	(832,336)	(836,729)	2,619	(335,839)	86,155	22,859	(1,168,175)	(750,574)	15,668
Net loss	$(2,437,442)	$(2,991,228)	$(2,862,823)	$(5,935,618)	$(10,505,464)	$(13,349,931)	$(957,394)	$(1,609,058)	$(2,365,538)	$(9,330,454)	$(15,105,750)	$(18,578,292)

The following table summarizes our total assets by segment:

Segments	December 31, 2021	December 31, 2020
Student housing	$85,907,495	$88,740,898
Senior housing	156,861,266	162,477,624
Corporate non-segment	7,551,836	8,321,205
Total assets	$250,320,597	$259,539,727

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

December 31, 2021

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

December 31, 2021

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

The Private Offering Advisory Agreement and Advisory Agreement provide for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2021, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2021

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

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2021, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

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

December 31, 2021

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2021 and 2020, as well as any related amounts payable as of December 31, 2021 and 2020:

	Year Ended December 31, 2020					Year Ended December 31, 2021
	Incurred	Paid	Adjustment		Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$434,942	$1,224,380	$—		$8,168	$319,570	$327,738	$—
Transfer Agent expenses	122,987	261,433	—		-	134,962	134,962	—
Asset management fees	2,363,753	—	—		5,748,481	2,356,805	187,300	7,917,986
Property management oversight fees	469,044	—	—		1,139,903	475,929	—	1,615,832
Capitalized
Acquisition expenses	—	—	—		1,980,000	—	—	1,980,000
Additional Paid-in Capital
Selling commissions	97,460	104,960	—		—	—	—	—
Dealer Manager fees	97,460	104,960	—		—	—	—	—
Stockholder servicing fees and dealer manager servicing fees(1)	110,810	24,578	(503,373)	(2)	—	—	—	—
Offering costs	46,304	—	(593,991)	(3)	166,881	—	—	166,881
Total	$3,742,760	$1,720,311	$(1,097,364)		$9,043,433	$3,287,266	$650,000	$11,680,699

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
(2)
As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Manager Agreement. Additionally, as of December 31, 2021, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.
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

Please see Note 4 – Debt and Note 5 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Investment in Reno Student Housing, DST

In October 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.03 million for an approximately 2.6% beneficial interest. Reno Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing owns a student housing property located in Reno, Nevada (the “Reno Property”). We determined that Reno Student Housing was a VIE of which we were not the primary beneficiary, as we did not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Reno Student Housing was accounted for under the equity method of accounting. Reno Student Housing sold the student housing property located in Reno, Nevada on December 14, 2021, and made a final distribution to us totaling approximately $1.4 million.

Investment in Power 5 Conference Student Housing I, DST

In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owns two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina. We determined that Power 5 Conference Student Housing is a VIE of which we are not the primary beneficiary, as we do not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Power 5 Conference Student Housing is accounted for under the equity method of accounting. Subsequent to December 31, 2021, Power 5 Conference Student Housing sold the two student housing assets that the DST owned. Please see Note 9 – Subsequent Events for additional details regarding this sale.
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

December 31, 2021

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. As a result, we were not able to honor redemption requests made during the year ended December 31, 2020. Our share redemption program remains suspended as of December 31, 2021.

As a result of our board of directors approving an estimated net asset value per share on March 17, 2022, the per share price for the repurchase of a given class of shares is equal to the then-current estimated net asset value per share for such class of shares; however, as noted elsewhere, our share redemption program is currently suspended.

If we recommence our share redemption program, there will be several limitations on our ability to redeem shares under the Share Redemption Program including, but not limited to:

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

For the year ended December 31, 2019, we received redemption requests for approximately $288,000 (approximately 37,000 shares) of which approximately $258,000 (approximately 33,500 shares) were fulfilled during the year ended December 31, 2019, with the remaining $30,000 (approximately 3,500 shares) included in accounts payable and accrued liabilities as of December 31, 2019, and

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

fulfilled in January 2020. For the year ended December 31, 2020, we received redemption requests totaling approximately $310,000
(approximately 37,500 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled. For the year ended December 31, 2021, we did not receive any redemption requests.

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

Note 9. Subsequent Events

On November 24, 2021, our subsidiary entered into a purchase and sale agreement (the “PSA”) with a third party buyer for the sale of the Tallahassee Property. On January 6, 2022, we completed the sale of the Tallahassee Property for approximately $50 million, less closing costs and a $0.25 million disposition fee was paid to our Sponsor in accordance with our Second AA Amendment. In connection with the sale of the Tallahassee property, the entire principal balance of the Nationwide Loan, totaling $23.5 million was repaid and the loan was terminated in accordance with the terms of the loan agreement. In addition, we repaid $17 million towards the principal of the KeyBank Bridge Loans reducing the total balance on the KeyBank Bridge Loans to approximately $27 million.

On February 9, 2022, Power 5 Conference Student Housing sold the two student housing assets that the DST owned, and made a final distribution to us totaling approximately $1.0 million. As a result, we recognized a gain of approximately $0.5 million and no longer own any DST interests.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2021

			Initial Cost to Company				Gross Carrying Amount at December 31, 2021
Description	ST	Encumbrance(3)	Land(3)	Building and Improvements(2)(3)	Total(3)	Cost Capitalized Subsequent to Acquisition(3)	Land(3)	Building and Improvements(2)(3)	Total(3)		Accumulated Depreciation(3)	Date of Construction	Date Acquired
Fayetteville	AR	$29,500,000	$4,903,000	$48,477,000	$53,380,000	$784,579	$4,903,000	$49,261,579	$54,164,579		$(7,913,012)	2016	6/28/2017
Tallahassee(4)	FL	23,500,000	3,780,000	41,064,000	44,844,000	205,916	3,780,000	41,269,916	45,049,916		(6,495,529)	2017	9/28/2017
Wellington	UT	28,709,000	2,520,000	43,567,489	46,087,489	924,872	2,520,000	44,492,361	47,012,361		(5,285,560)	1999	2/23/2018
Cottonwood Creek	UT	9,337,000	3,026,000	12,327,209	15,353,209	596,246	3,026,000	12,923,455	15,949,455		(1,906,621)	1982	2/23/2018
Charleston	UT	8,859,000	763,000	11,533,180	12,296,180	239,397	763,000	11,772,577	12,535,577		(1,593,760)	2005	2/23/2018
Courtyard	OR	63,200,000	5,696,000	77,657,563	83,353,563	12,974,807	5,696,000	90,632,370	96,328,370		(9,320,693)	1992-2019	8/31/2018
Total		$163,105,000	$20,688,000	$234,626,441	$255,314,441	$15,725,817	$20,688,000	$250,352,258	$271,040,258	(1)	$(32,515,175)

(1)
The aggregate cost of real estate for United States federal income tax purposes is $305,139,396.
(2)
Building and improvements include land improvements and furniture, fixtures and equipment.
(3)
Amounts include property held for sale.
(4)
The Tallahassee Property was held for sale as of December 31, 2021, and subsequently sold on January 6, 2022.

S-33

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021, 2020 and 2019

Activity in real estate facilities during 2021, 2020 and 2019 was as follows:

	2021	2020	2019
Real estate facilities
Balance at beginning of year	$270,002,163	$268,740,745	$256,042,603
Facility acquisitions	—	—	—
Additions - Student	203,195	187,673	274,161
Additions - Senior	878,873	1,073,745	12,423,981
Real estate reclassified to held for sale	(45,049,915)	—	—
Balance at end of year	$226,034,316	$270,002,163	$268,740,745
Accumulated depreciation
Balance at beginning of year	$(23,890,898)	$(15,243,833)	$(7,153,132)
Depreciation expense	(8,674,660)	(8,647,065)	(8,090,701)
Accumulated depreciation reclassified to held for sale	6,495,528	—	—
Balance at end of year	$(26,070,030)	$(23,890,898)	$(15,243,833)
Construction in process
Balance at beginning of year	$103,413	$198,222	$2,333,331
Additions	1,060,207	1,166,609	10,563,033
Assets placed into service	(1,082,068)	(1,261,418)	(12,698,142)
Balance at end of year	$81,552	$103,413	$198,222
Real estate held for sale, net	$38,554,387	$-	$-
Real estate held for investment, net	$200,045,838	$246,214,678	$253,695,134

S-34