Form 10-Q
period 2022-03-31
Strategic Student & Senior Housing Trust, Inc.
filed 2022-05-11
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate facilities:
Land	$16,908,000	$16,908,000
Buildings	196,363,081	196,276,241
Site improvements	3,587,917	3,587,917
Furniture, fixtures and equipment	9,436,005	9,262,158
	226,295,003	226,034,316
Accumulated depreciation	(27,901,040)	(26,070,030)
	198,393,963	199,964,286
Construction in process	75,994	81,552
Real estate held for investment, net	198,469,957	200,045,838
Real estate held for sale, net	—	38,554,387
Total real estate facilities, net	198,469,957	238,600,225
Cash and cash equivalents	14,217,208	7,846,130
Restricted cash	2,370,675	2,038,450
Other assets	2,251,014	1,835,792
Total assets	$217,308,854	$250,320,597
LIABILITIES AND EQUITY
Debt:
Debt, net	$163,838,491	$181,125,866
Debt related to real estate held for sale, net	—	23,364,487
Total Debt, net	163,838,491	204,490,353
Accounts payable and accrued liabilities	3,231,636	3,488,196
Due to affiliates	11,427,196	11,680,699
Distributions payable	4,566,330	4,264,349
Total liabilities	183,063,653	223,923,597
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,627,930 shares issued and outstanding at March 31, 2022 and December 31, 2021	11,627	11,627
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at March 31, 2022 and December 31, 2021	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at March 31, 2022 and December 31, 2021	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at March 31, 2022 and December 31, 2021	167	167
Additional paid-in capital	97,703,745	97,700,779
Distributions	(17,199,735)	(17,199,735)
Accumulated deficit	(60,690,838)	(68,522,116)
Total Strategic Student & Senior Housing Trust, Inc. equity	19,826,253	11,992,009
Noncontrolling interests in our Operating Partnership	(1,097,256)	(1,111,213)
Total equity	18,728,997	10,880,796
Total liabilities and equity	$217,308,854	$250,320,597

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Leasing and related revenues – student	$1,197,910	$2,021,487
Leasing and related revenues – senior	6,958,562	6,222,273
Total revenues	8,156,472	8,243,760
Operating expenses:
Property operating expenses – student	627,907	998,385
Property operating expenses – senior	5,213,193	4,478,156
Property operating expenses – affiliates	600,357	702,792
General and administrative	374,003	307,197
Depreciation	1,831,010	2,190,012
Intangible amortization expense	—	626,332
Total operating expenses	8,646,470	9,302,874
Gain on sale of real estate, net	12,101,937	—
Income (loss) from operations	11,611,939	(1,059,114)
Other income (expense):
Interest expense	(1,953,508)	(2,361,159)
Interest expense – debt issuance costs	(95,081)	(123,340)
Loss on extinguishment of debt	(1,985,602)	—
Other	569,468	(21,406)
Net income (loss)	8,147,216	(3,565,019)
Less: Distributions to preferred unitholders in our Operating Partnership	(301,981)	(281,110)
Less: Accretion of preferred equity costs	—	(3,883)
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	(13,957)	7,903
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$7,831,278	$(3,842,109)
Net income (loss) per Class A share – basic	$0.60	$(0.29)
Net income (loss) per Class A share – diluted	$0.60	$(0.29)
Net income (loss) per Class T share – basic and diluted	$0.60	$(0.29)
Net income (loss) per Class W share – basic and diluted	$0.60	$(0.29)
Net income (loss) per Class Y share – basic and diluted	$0.60	$(0.29)
Net income (loss) per Class Z share – basic and diluted	$0.60	$(0.29)
Weighted average Class A shares outstanding – basic	11,620,430	11,617,305
Weighted average Class A shares outstanding – diluted	11,627,930	11,617,305
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(281,110)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,648	—	—	5,648	—	5,648	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,842,109)	(3,842,109)	—	(3,842,109)	281,110
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,903)	(7,903)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,882	—
Balance as of March 31, 2021	11,625,430	11,625	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,682,080	(17,199,735)	(61,876,684)	18,618,740	(1,096,450)	17,522,290	10,161,711	5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,700,779	$(17,199,735)	$(68,522,116)	$11,992,009	$(1,111,213)	$10,880,796	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(301,981)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	2,966	—	—	2,966	—	2,966	—	—
Net income attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	7,831,278	7,831,278	—	7,831,278	301,981
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,957	13,957	—	—
Balance as of March 31, 2022	11,627,930	11,627	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,703,745	(17,199,735)	(60,690,838)	19,826,253	(1,097,256)	18,728,997	10,165,594	5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,147,216	$(3,565,019)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,831,010	2,816,344
Amortization of debt issuance costs	95,081	123,340
Stock based compensation expense related to issuance of restricted stock	2,966	5,648
Loss on extinguishment of debt	1,985,602	—
Gain on sale of real estate, net	(12,101,937)	—
Gain on equity method investment	(573,430)	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(47,251)	103,353
Accounts payable and accrued liabilities	70,487	359,811
Due to affiliates	(253,503)	618,224
Net cash (used in) provided by operating activities	(843,759)	461,701
Cash flows from investing activities:
Additions to real estate	(302,744)	(197,370)
Net proceeds from sale of real estate	47,753,131	—
Distributions of capital from equity method investment	979,131	—
Net cash provided by (used in) investing activities	48,429,518	(197,370)
Cash flows from financing activities:
Principal payments of KeyBank Bridge Loans	(17,000,000)	—
Repayment of Tallahassee Nationwide mortgage loan	(23,500,000)	—
Scheduled principal payments of mortgage loans	(382,456)	(123,180)
Net cash used in financing activities	(40,882,456)	(123,180)
Net change in cash, cash equivalents, and restricted cash	6,703,303	141,151
Cash, cash equivalents, and restricted cash, beginning of period	9,884,580	9,452,993
Cash, cash equivalents, and restricted cash, end of period	$16,587,883	$9,594,144
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,015,763	$2,357,062
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$42,268	$12,415
Distributions payable to preferred unit holders in our Operating Partnership	$301,981	$281,110

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Offering Related

On October 4, 2016, our Advisor, as defined below, acquired 111.11 shares of our common stock for $1,000 and became our initial stockholder. On January 27, 2017, pursuant to a confidential private placement memorandum (the “Private Placement Memorandum”), we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (collectively, the “Private Offering” and together with the Public Offering described below, the “Offerings”). The Private Offering required a minimum offering amount of $1,000,000. On August 4, 2017, we met such minimum offering requirement. Our Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $91.5 million from the issuance of approximately 10.7 million shares pursuant to the Private Offering.

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y and Class Z) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and offered Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 360,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. On March 30, 2020, our board of directors approved the suspension of our distributions which included the distribution reinvestment plan and no shares have been issued subsequently. Through our distribution reinvestment plan, we have issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders both of which remained suspended as of March 31, 2022. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

As of March 31, 2022, we owned (i) one student housing property, and (ii) four senior housing properties.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of March 31, 2022, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

Other Corporate History

Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), a Delaware limited liability company organized in 2013 (our “Sponsor”), was the sponsor of our Offerings. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns approximately 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

Our student housing property is managed by a third-party student housing property manager. Our senior housing properties are managed by third-party senior living operators. Please see Note 8 – Commitments and Contingencies for additional detail.

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

March 31, 2022

(Unaudited)

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the three months ended March 31, 2022 and 2021, we have continued to experience lower occupancy at our senior housing properties, which has adversely impacted our leasing and related revenues. Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and additional labor costs at our senior housing properties. The extent and duration to which our operations, cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

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

March 31, 2022

(Unaudited)

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

During the three months ended March 31, 2022 and 2021, we did not acquire any properties or incur any acquisition-related transaction costs.

Real Estate Held for Sale

We consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related debt are classified as “real estate held for sale” and "debt related to real estate held for sale," respectively, in the period when all criteria are met in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on the Company’s consolidated statements of operations, consistent with current accounting guidance.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including any that may be held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the three months ended March 31, 2022 and 2021, no impairment losses were recognized.

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

March 31, 2022

(Unaudited)

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2022 and 2021, approximately $0.1 million was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.2 million during each of the three months ended March 31, 2022 and 2021.

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

March 31, 2022

(Unaudited)

Depreciation of Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 7 years.

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2022 and December 31, 2021, the gross amount allocated to in-place leases was approximately $19.6 million and $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $19.6 million and $22.3 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.2 million as of March 31, 2022 and $1.4 million as of December 31, 2021.

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

Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminated to the extent organization and offering expenses incurred in good faith in connection with the sale of Class Y shares and Class Z shares exceed the 1.0% estimate being funded by the Advisor. Conversely, must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminated to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor. If at any point in time we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to exceed 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such excess as a receivable from our Advisor and a corresponding capital contribution from our Advisor. If we determine that the organization and offering costs incurred in connection with the sale of Class Y shares and Class Z shares are expected to be less than 1.0% of the gross proceeds anticipated to be received from the sale of such shares, we will recognize such difference as a payable to our Advisor and a reduction of additional paid-in capital. Offering costs associated with the Primary Offering were recorded as an offset to additional paid-in capital, and organization costs were recorded in general and administrative expenses. During the year ended December 31, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, no additional adjustment was required.

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

March 31, 2022

(Unaudited)

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

March 31, 2022

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

The table below summarizes our fixed rate debt payable at March 31, 2022 and December 31, 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$138,900,000	$137,300,000	$163,300,000	$160,765,350

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

March 31, 2022

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

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax basis of assets and liabilities. As of March 31, 2022 and December 31, 2021, we had a deferred tax asset of approximately $4.3 million and $3.9 million, respectively related to net operating losses and a deferred tax liability of approximately $0.3 million related to depreciation and other temporary book to tax differences in each period. Net deferred tax assets as of March 31, 2022 and December 31, 2021 were approximately $4.0 million and $3.6 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not. The valuation allowance is associated with the federal and state income tax net operating losses.

As of March 31, 2022, the gross federal net operating losses are approximately $15.9 million. The federal net operating losses expire between 2037 and 2042.The gross state net operating losses are approximately $19.9 million. The state net operating losses expire between 2033 and 2037. The tax years 2018 through 2021 remain open for the federal and state returns.

As of March 31, 2022 and December 31, 2021, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax provisions will be recognized in income tax expense when incurred. As of March 31, 2022 and December 31, 2021, the Company had no interest or penalties related to uncertain tax positions.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for the three months ended March 31, 2021 as such shares were antidilutive. Such unvested shares totaled approximately 8,125 for the three months ended March 31, 2021. For the three months ended March 31, 2022, the dilutive effect of unvested restricted stock totaled 7,500 shares.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 3. Real Estate Facilities and Real Estate Held for Sale

The following summarizes the activity in the real estate held for investment during the three months ended March 31, 2022:

Real estate facilities
Balance at December 31, 2021	$226,034,316
Additions - Student	19,217
Additions - Senior	241,470
Balance at March 31, 2022	$226,295,003
Accumulated depreciation
Balance at December 31, 2021	$(26,070,030)
Depreciation expense	(1,831,010)
Balance at March 31, 2022	$(27,901,040)

Real Estate Disposition and Held for Sale

The results of operations for the Tallahassee student housing property, which was classified as held for sale as of December 31, 2021, is included in continuing operations on the Company's consolidated statements of operations. For the three months ended March 31, 2022 and 2021, revenues totaling approximately $0.1 million, and $1.0 million, respectively, are included in "Leasing and related revenues - student". Expenses totaling approximately $0.1 million and $0.4 million are included in "Property operating expenses - student" for the three months ended March 31, 2022 and 2021, respectively.

On January 6, 2022, we completed the sale of the Tallahassee property, to an unaffiliated third party. The sale price for the Tallahassee Property was $50 million in cash plus the amount of any yield maintenance fees owed by the Company upon repayment of the Tallahassee Nationwide mortgage loan. In connection with the sale a $0.25 million disposition fee that was paid to our Sponsor in accordance with our Second AA Amendment. The mortgage loan encumbering the Tallahassee property of approximately $23.5 million and yield maintenance fees of approximately $1.9 million were paid at close. The yield maintenance fees are included in "loss on extinguishment of debt" in the accompanying consolidated statements of operations.

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Freddie Mac Utah loans (2)	45,568,894	45,751,350	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	—	4,985,595	4.50%	4/30/2023
Courtyard Initial Bridge Loan (4)	26,766,550	27,000,000	4.50%	4/30/2023
Courtyard Delayed Draw Commitment(4)	—	11,980,955	4.50%	4/30/2023
Debt issuance costs, net	(1,196,953)	(1,292,034)
Debt, net	163,838,491	181,125,866
Tallahassee Nationwide mortgage loan (5)	—	23,500,000	3.84%	10/1/2024
Debt issuance costs held for sale, net	—	(135,513)
Debt related to real estate held for sale, net	—	23,364,487
Total debt, net	$163,838,491	$204,490,353

(1)
Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
(2)
Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years (through March 2020), then principal and interest on a 30-year amortization schedule thereafter.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

(3)
Fixed rate debt with interest only payments due monthly for the first four years (through October 2022), then principal and interest on a 30-year amortization schedule thereafter.
(4)
The variable rate reflected in the table was the rate in effect as of March 31, 2022. On January 6, 2022, in conjunction with the sale of the Tallahassee property, we repaid $17 million of the KeyBank Bridge loans, repaying the Utah Bridge Loan and the Courtyard Delayed Draw Commitment.
(5)
On January 6, 2022, in connection with the sale of the Tallahassee property, the entire principal balance of the Nationwide mortgage loan totaling $23.5 million was repaid and terminated in accordance with the terms of the loan.

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

March 31, 2022

(Unaudited)

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

Freddie Mac Utah Loans

On February 23, 2018, we, through three property-owning special purpose entities wholly-owned by us (the “Freddie Mac Borrowers”), entered into three separate mortgage loans for an aggregate amount of $46.9 million (the “Freddie Mac Utah Loans”) with KeyBank National Association as a Freddie Mac Multifamily Approved Seller/Servicer (the “Freddie Mac Lender”) for the purpose of funding a portion of the aggregate purchase price for the three properties we acquired: (Wellington, Cottonwood Creek, and Charleston).

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

March 31, 2022

(Unaudited)

One of the property-owning special purpose entities noted above that owns Cottonwood Creek (the “Cottonwood Borrower”), entered into a mortgage loan in the principal amount of approximately $9.3 million (the “Freddie Mac Cottonwood Loan”) which is included in the Freddie Mac Utah Loans.

Operations at Cottonwood Creek have been negatively impacted by the ongoing global COVID-19 pandemic. In light of these conditions, on May 12, 2020, the Cottonwood Borrower entered into a forbearance agreement (the “Forbearance Agreement”) with Midland Loan Services, a division of PNC Bank National Association, and KeyBank National Association (each a “Servicer” and collectively, the “Servicers”) in connection with the Freddie Mac Cottonwood Loan. Pursuant to the Forbearance Agreement, the Servicers agreed to a forbearance of three consecutive monthly installments of principal, interest, and certain deposits otherwise due (the “Forbearance Amount”), effective with the monthly installment due on May 1, 2020. The Forbearance Amount was repaid without additional interest or prepayment premiums in 12 equal monthly installments, remitted together with each regularly scheduled monthly installment which commenced on August 1, 2020 and concluded in August 2021.

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

KeyBank Bridge Loans

Beginning with our acquisition of the Fayetteville Property, we have entered into various loans with KeyBank National Association (“KeyBank”) in order to fund a portion of the purchase price for our acquisitions. Such loans are in addition to the particular mortgage loan used to acquire the property, and such loans are with us, through our Operating Partnership, along with our Chairman and an entity controlled by him (the “Initial KeyBank Bridge Borrowers”). As described below, on March 29, 2019, our Sponsor was added as an additional borrower under the Utah Bridge Loan and the Courtyard Bridge Loans (collectively with the Initial KeyBank Bridge Borrowers, the “KeyBank Bridge Borrowers”). See below for a description of the various loans with KeyBank (the “KeyBank Bridge Loans”).

Utah Bridge Loan

On February 23, 2018, the Initial KeyBank Bridge Borrowers and KeyBank entered into a second amended and restated credit agreement (the “Utah Bridge Loan”) in which the Initial KeyBank Bridge Borrowers borrowed $24.5 million for the purpose of funding a portion of the aggregate purchase price for the Wellington, Cottonwood Creek, and Charleston properties. We guaranteed full repayment of the Utah Bridge Loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required to start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction was reached. Additionally, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million by October 31, 2021, we were required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans was also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we were also required to fund a reserve comprised of six months of interest payments, which was permitted to be utilized but was generally required to be replenished.

On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. On January 6, 2022, in conjunction with the sale of the Tallahassee property, we repaid all of the outstanding principal balance of approximately $5.0 million on the Utah Bridge Loan.

The Utah Bridge Loan bore interest at a rate of 1-month LIBOR plus 400 basis points, resulting in an interest rate of approximately 4.25% as of December 31, 2021. As amended, the Utah Bridge Loan was secured by (i) a pledge of certain equity interests held by an entity controlled by our Chairman; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

The KeyBank Bridge Borrowers were required to apply 100% of the net proceeds from certain capital events, as defined in the Utah Bridge Loan, and we were required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the repayment of the Utah Bridge Loan. Unless KeyBank otherwise consents, we were required to defer payment of certain fees that would otherwise be due to our Advisor and Sponsor until the Utah Bridge Loan was no longer outstanding. During the years ended December 31, 2020 and 2019, KeyBank consented to our retention of approximately $7.1 million of net equity offering proceeds that otherwise would have been required to pay down the Utah Bridge Loan. Additionally, pursuant to the amendment to the Utah Bridge Loan, we were restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until certain requirements on the debt were met. Please see Note 5 – Preferred Equity in our Operating Partnership for detail regarding the Preferred Units. The Utah Bridge Loan imposed certain covenant requirements on us and the other parties, which, if breached, could have resulted in default under the Utah Bridge Loan. As of March 31, 2022, we were in compliance with these covenants.

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

March 31, 2022

(Unaudited)

Commitment was utilized primarily to fund the costs and expenses associated with the Memory Care Expansion. The Courtyard Property contained developable land which was developed for an additional 23 units of memory care (the “Memory Care Expansion”). On November 4, 2019, we completed construction of the Memory Care Expansion.

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended, based on their terms to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. On February 27, 2020, we amended the Courtyard Bridge Loans such that the loan maturity date was extended to April 30, 2021 and certain of the covenants were revised accordingly. On November 13, 2020, we entered into the Fifth Amendment, pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required to start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans have not been reduced to $20 million by October 31, 2021, we are required to make principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized but must generally be replenished. If the KeyBank Bridge Borrowers are unable to satisfy the Courtyard Bridge Loans through the required payments or to refinance the loans prior to maturity, the Company would be obligated to repay the Courtyard Bridge Loans pursuant to its guaranty. If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Courtyard Bridge Loans, as discussed below.

On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. On January 6, 2022, in conjunction with the sale of the Tallahassee property, we repaid all of the outstanding principal balances of approximately $12.0 million on the Courtyard Bridge Loans.

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bore interest at a rate of 1-month LIBOR plus 400 basis points which totaled approximately 4.25% as of December 31, 2021. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans. As of March 31, 2022, we were in compliance with these covenants.

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

March 31, 2022

(Unaudited)

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2022:

2022	$1,035,749
2023	27,365,391
2024	31,213,629
2025	1,799,440
2026	1,900,615
2027	1,998,274
2028 and thereafter	99,722,346
Total payments	165,035,444
Debt issuance costs, net	(1,196,953)
Total	$163,838,491

The KeyBank Bridge Loans contain certain financial covenants. As of March 31, 2022, we were in compliance with these covenants. As a result of the termination of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty. If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above.

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

March 31, 2022

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

As of March 31, 2022 and December 31, 2021, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $3.9 million and $3.6 million, respectively.

Note 6. Segment Disclosures

We operate in two reportable business segments: (i) student housing and (ii) senior housing.

Management evaluates performance based upon property net operating income (“NOI”). NOI is defined as leasing and related revenues, less property level operating expenses.

The following tables summarize information for the reportable segments for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	Student Housing		Senior Housing		Corporate and Other		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Leasing and leasing related revenues	$1,197,910	$2,021,487	$6,793,446	$6,183,193	$—	$—	$7,991,356	$8,204,680
Other revenues	—	—	165,116	39,080	—	—	165,116	39,080
Property operating expenses	(627,907)	(998,385)	(5,213,193)	(4,478,156)	—	—	(5,841,100)	(5,476,541)
Net operating income	570,003	1,023,102	1,745,369	1,744,117	—	—	2,315,372	2,767,219
Property operating expenses - affiliates	122,381	235,801	477,976	466,991	—	—	600,357	702,792
General and administrative	—	—	—	—	374,003	307,197	374,003	307,197
Depreciation	455,747	842,088	1,371,383	1,345,523	3,880	2,401	1,831,010	2,190,012
Intangible amortization expense	—	—	—	626,332	—	—	—	626,332
Interest expense	309,751	535,350	1,643,757	1,825,809	—	—	1,953,508	2,361,159
Interest expense – debt issuance costs	14,139	26,496	80,942	96,844	—	—	95,081	123,340
Loss on extinguishment of debt	1,985,602	—	—	—	—	—	1,985,602	—
Gain on sale of real estate, net	(12,101,937)	—	—	—	—	—	(12,101,937)	—
Other income (loss)	—	—	80	—	(569,548)	21,406	(569,468)	21,406
Net income (loss)	$9,784,320	$(616,633)	$(1,828,769)	$(2,617,382)	$191,665	$(331,004)	$8,147,216	$(3,565,019)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The following table summarizes our total assets by segment:

Segments	March 31, 2022	December 31, 2021
Student housing	$46,644,971	$85,907,495
Senior housing	157,016,669	156,861,266
Corporate and Other	13,647,214	7,551,836
Total assets	$217,308,854	$250,320,597

Note 7. Related Party Transactions

Fees to Affiliates

In connection with our Public Offering, we entered into an advisory agreement with our Advisor (as amended, the “Advisory Agreement”) and a dealer manager agreement with our Former Dealer Manager (as amended, the “Dealer Manager Agreement”) which entitle our Advisor and our Former Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us. On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The Advisory Agreement, Dealer Manager Agreement, and transfer agent agreement (the “Transfer Agent Agreement”) entitle our Advisor, our Former Dealer Manager and our Transfer Agent to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor and our Transfer Agent in providing services to us.

Organization and Offering Costs

Organization and offering costs of the Public Offering were paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of our Primary Offering, provided, however, that our Advisor agreed to fund, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares. Organization and offering costs consisted of all expenses (other than sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. We also incurred similar organization and offering costs in connection with our Primary Private Offering. Pursuant to an Advisor Funding Agreement (the “Advisor Funding Agreement”), our Advisor also agreed to fund, and not be reimbursed for, 1.0% of the gross offering proceeds from the sale of Class Y shares and Class Z shares. Our Advisor must reimburse us within 60 days after the end of the month in which the Public Offering terminated to the extent organization and offering expenses incurred in good faith exceed the 1.0% estimate being funded by the Advisor. Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Public Offering terminates to the extent such organization and offering expenses are less than the 1.0% estimate being funded by the Advisor pursuant to the Advisor Funding Agreement. During the year ended December 31, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, we determined no additional adjustment was required.

Advisory Agreement

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

Prior to the amendment of the Advisory Agreement on September 6, 2018 (the “AA Amendment”), our Advisor received acquisition fees equal to 1.75% of the contract purchase price of each property we acquired. The AA Amendment eliminated such acquisition fees. On July 10, 2019, we entered into another amendment to the Advisory Agreement (the “Second AA Amendment”). Pursuant to the Second AA Amendment, our Advisor may be entitled to an acquisition fee (the “Contingent Acquisition Fee”) with respect to acquisitions made subsequent to July 10, 2019, subject to us satisfying certain stockholder return thresholds or if the Advisory Agreement is terminated for any reason other than our Advisor’s fraud, willful misconduct or gross negligence before July 10, 2029. After we pay stockholders total distributions equal to their invested capital, plus a 6% cumulative, non-compounded annual return on invested capital, we will pay our Advisor a contingent acquisition fee equal to 1% of the Contract Purchase Price (as defined in the Second AA Amendment) of each property or other real estate investment we acquire after July 10, 2019; and after we pay stockholders total distributions equal to their invested capital, plus a 13% cumulative, non-compounded annual return on invested capital, we will pay our Advisor

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

an additional contingent acquisition fee equal to 2% of the Contract Purchase Price of each property or other real estate investment we acquire after July 10, 2019. Our Advisor also receives reimbursement of any acquisition expenses our Advisor incurs pursuant to the Advisory Agreement.

Pursuant to the Advisory Agreement, effective May 1, 2018, our Advisor is entitled to receive a monthly asset management fee. This fee was initially equal to 0.05208% (which is one twelfth of 0.625%) of our average invested assets, as defined by the Advisory Agreement, but the AA Amendment later increased this fee to 0.66667% (which is one twelfth of 0.8%) of our average invested assets. Our Advisor will not receive financing fees pursuant to the Advisory Agreement.

Pursuant to the Second AA Amendment, our Advisor may be entitled to disposition fees generally equal to the lesser of (a) 1% of the Contract Sales Price or (b) 50% of the Competitive Real Estate Commission (as defined in the Second AA Amendment). In conjunction with the sale of the Tallahassee property a $0.25 million disposition fee was paid to our Sponsor in accordance with the Second AA Amendment.

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) do not renew or terminate the Advisory Agreement, (3) liquidate our portfolio or (4) effect a merger or other corporate reorganization.

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2022, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into the Advisor Funding Agreement by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses was expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor will be required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated if the organization and offering expenses exceed the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. Conversely, we must reimburse our Advisor within 60 days after the end of the month in which the Primary Offering terminated to the extent the organization and offering expenses are less than the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. As of March 31, 2020, prior to the suspension of our Primary Offering, we raised approximately $11.9 million in gross offering proceeds from the sale of Class Y and Z shares, and received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. During the year ended December 31, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Public Offering on May 1, 2021, we determined no additional adjustment was required.

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

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of March 31, 2022, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2021 and the three months ended March 31, 2022, as well as any related amounts payable as of December 31, 2021 and March 31, 2022:

	Year Ended December 31, 2021			Three Months Ended March 31, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$319,570	$327,738	$-	$112,559	$112,559	$-
Transfer Agent expenses	134,962	134,962	-	24,061	24,061	-
Asset management fees	2,356,805	187,300	7,917,986	485,701	853,860	7,549,827
Property management oversight fees	475,929	-	1,615,832	114,656	-	1,730,488
Disposition fee	-	-	-	250,000	250,000	-
Capitalized:						-
Acquisition expenses - Affiliates	-	-	1,980,000	-	-	1,980,000
Additional Paid-In Capital:						-
Selling commissions	-	-	-	-	-	-
Dealer manager fees	-	-	-	-	-	-
Stockholder Servicing Fees and Dealer Manager Fees (1)	-	-	-	-	-	-
Offering costs	-	-	166,881	-	-	166,881
Total	$3,287,266	$650,000	$11,680,699	$986,977	$1,240,480	$11,427,196

Please see Note 4 – Debt and Note 5 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Investment in Reno Student Housing, DST

In October 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.03 million for an approximately 2.6% beneficial interest. Reno Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing owns a student housing property located in Reno, Nevada (the “Reno Property”). We determined that Reno Student Housing was a VIE of which we were not the primary beneficiary, as we did not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Reno Student Housing was accounted for under the equity method of accounting. Reno Student Housing sold the student housing property located in Reno, Nevada on December 14, 2021, and made a final distribution to us totaling approximately $1.4 million during December 2021.

Investment in Power 5 Conference Student Housing I, DST

In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owns two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina. We determined that Power 5 Conference Student Housing is a VIE of which we are not the primary beneficiary, as we do not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Power 5 Conference Student Housing is accounted for under the equity method of accounting. On February 9, 2022, Power 5 Conference Student Housing sold the two student housing assets that the DST owned and made a final distribution to us totaling approximately $1.0 million. As a result, we recognized a gain of approximately $0.6 million which is included in other income in the accompanying consolidated income statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. As a result, we were not able to honor redemption requests made during the year ended December 31, 2020. Our share redemption program remains suspended as of March 31, 2022.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

As a result of our board of directors approving an estimated net asset value per share on March 17, 2022, the per share price for the repurchase of a given class of shares is equal to the then-current estimated net asset value per share for such class of shares; however, as noted elsewhere our share redemption program is currently suspended.

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

For the year ended December 31, 2021 and the three months ended March 31, 2022, we did not receive any redemption requests

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

Note 9. Subsequent Events

Management has concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report, as well as with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On January 27, 2017, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (together with the Primary Private Offering, the “Private Offering”). The Private Offering required a minimum offering amount of $1,000,000, which we met on August 4, 2017. Our Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $91.5 million from the issuance of approximately 10.7 million shares pursuant to the Private Offering. Please see the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. Upon the commencement of our Public Offering, discussed below, and the filing of the articles of amendment to our charter, all outstanding common stock was redesignated as Class A common stock.

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Effective July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The termination of our Public Offering occurred on May 1, 2021. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 360,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. On March 30, 2020, our board of directors approved the suspension of our distributions which included the distribution reinvestment plan and no shares have been issued subsequently. Through our distribution reinvestment plan we have issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million.

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

Our board approved $6.08 as the estimated value per share, which is slightly above the midpoint per share value of $5.67 provided by Kroll Real Estate Advisory Group, LLC (formerly Duff and Phelps, LLC) (“Kroll”), an independent third party real estate valuation and advisory firm engaged by our nominating and corporate governance committee, in its valuation report. Our board made this determination based upon its assessment of our portfolio, the recent increasing trends in senior housing occupancy, the growth remaining in various properties, and the estimated range of values provided by Kroll in the valuation report.

As of March 31, 2022 we owned (i) one student housing property, and (ii) four senior housing properties.

Student Housing

As of March 31, 2022, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Date Completed	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	August 2016	University of Arkansas	$578	198	589	94.9%

(1)
Calculated based on our base rental revenue earned during the three months ended March 31, 2022 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of March 31, 2022.

Senior Housing

As of March 31, 2022, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,714	119	82.4%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,631	112	84.8%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,272	64	92.2%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,808	309	86.3%
Total				$4,517	604	85.9%

(1)
Calculated based on our revenue earned during the three months ended March 31, 2022 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of March 31, 2022.

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

Results of Operations

Overview

During the three months ended March 31, 2022 and 2021, we have derived revenues principally from rents and related care fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

At our student housing properties, during the majority of 2020, both universities served by our properties cancelled in-person classes and commenced online classes to support social distancing that resulted in a portion of our residents returning home to continue their learning online. In addition, our properties limited all in-person property tours to appointment only and community events were cancelled. At the beginning of the 2021/2022 academic year, both universities reopened and instruction platforms primarily returned back to an on-campus, classroom instruction mode and both had occupancies over 92% throughout the year ended December 31, 2021. Occupancy at our Fayetteville property was over 94% through the three months ended March 31, 2022. Our pre-leasing for academic year 2022-2023 is currently at approximately 100% at our Fayetteville property serving the University of Arkansas. If the University of Arkansas changes its instruction platform back to on-line only or a hybrid model due to a COVID-19 related event, the occupancy, leasing and related revenue of our Fayetteville property could be adversely affected. On January 6, 2022, we sold the Tallahassee property to an unaffiliated third party.

At our senior housing properties, during the majority of 2020, we limited visitors to our properties to essential visitors, including employees, care providers and medical personnel and family members. Also, in-person prospective resident property tours were either restricted or very limited. The protective measures implemented at our properties and the local government “stay at home” mandates limited our ability to accept new residents and influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. Subsequent to the success of vaccination clinics in the spring of 2021 and the easing of local government COVID restrictions, we expanded in-person prospective resident tours and resumed certain community activities. As a result, we experienced an increase in occupancy during the second quarter of 2021 in our senior housing property portfolio. During the second half of 2021, however, COVID-19 variant breakthrough infections had a negative impact on operations at our senior housing properties. These breakthrough infections resulted in resident hospitalizations, temporary community lockdowns, restricted family visitations, and staffing shortages.

During the three months ended March 31, 2022 we reduced COVID-19 restrictions and experienced strong move in activity however, we continued to incur incremental, COVID-19 related expenses, which includes personal protective equipment and third party contract services, as labor shortages and inflation in operating expenses continue to impact operating expenses.

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

Comparison of the Three Months Ended March 31, 2022 and 2021

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended March 31, 2022 were approximately $1.2 million, as compared to approximately $2.0 million for the three months ended March 31, 2021, a decrease of approximately $0.8 million. Approximately $0.9 million of the decrease was attributable to a decrease in revenue due to the sale of the Tallahassee property on January 6, 2022, offset by approximately a $0.1 million increase in revenue at our Fayetteville property. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the university served by our Fayetteville student housing property reverts back to online-only classes due to a COVID-19 variant surge, we anticipate the occupancy and leasing and related revenue could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended March 31, 2022 were approximately $7.0 million, as compared to approximately $6.2 million for the three months ended March 31, 2021, an increase of approximately $0.8 million. The increase is primarily attributable to an increase in occupancies. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity. However, future COVID-19 variant surges could cause governmental orders to be reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, leasing, and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student for the three months ended March 31, 2022 were approximately $0.6 million, as compared to approximately $1.0 million for the three months ended March 31, 2021, a decrease of approximately $0.4 million. The decrease is primarily attributable to the sale of the Tallahassee property on January 6, 2022. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended March 31, 2022 were approximately $5.2 million, as compared to $4.5 million for the three months ended March 31, 2021, an increase of approximately $0.7 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs and an increase in payroll due to an increase in wages and employee headcount.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the three months ended March 31, 2022 were approximately $0.6 million, as compared to approximately $0.7 million for the three months ended March 31, 2021, a decrease of approximately $0.1 million. The decrease was primarily due to reduced asset management fees due to the sale of the Tallahassee property on January 6, 2022. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were approximately $0.4 million, as compared to approximately $0.3 million for the three months ended March 31, 2021, an increase of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The increase was primarily due to an increase in professional services. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended March 31, 2022 were approximately $1.8 million, as compared to approximately $2.8 million for the three months ended March 31, 2021, a decrease of approximately $1.0 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our Courtyard property, which became fully amortized during the first quarter of 2021 and the sale of the Tallahassee property on January 6, 2022.

Interest Expense

Interest expense for the three months ended March 31, 2022 was approximately $2.0 million, as compared to approximately $2.4 million for the three months ended March 31, 2021, a decrease of approximately $0.4 million. The decrease is primarily attributable to the sale of the Tallahassee property on January 6, 2022 and the related repayment of the $23.5 million Tallahassee Nationwide mortgage loan and the $17 million repayment of the KeyBank Bridge Loans. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended March 31, 2022 and 2021 were approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended March 31, 2022 and 2021 was approximately $2.0 million and none, respectively. The increase is primarily attributable to approximately $1.9 million in yield maintenance fees, and the write-off of unamortized debt issuance costs related to the Tallahassee Nationwide mortgage loan paid off in connection with the sale of the Tallahassee property.

Gain on the Sale of Real Estate, net

Gain on the sale of real estate for the three months ended March 31, 2022 and 2021 was approximately $12.1 million and none, respectively. The net gain was related to the sale of the Tallahassee property on January 6, 2022.

Other

Other for the three months ended March 31, 2022 primarily relates to Power 5 Conference Student Housing selling its two student housing assets that the DST owned, and making a final distribution to us totaling approximately $1.0 million, resulting in a gain of approximately $0.6 million.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
Net cash flow provided by (used in):
Operating activities	$(843,759)	$461,701	$(1,305,460)
Investing activities	48,429,518	(197,370)	48,626,888
Financing activities	(40,882,456)	(123,180)	(40,759,276)

Cash flows provided by (used in) operating activities for the three months ended March 31, 2022 and 2021 were approximately ($0.8) million and $0.5 million, respectively, a change of approximately ($1.3) million. The decrease in cash provided by operating activities was primarily the result of a decrease in cash provided by operating assets and liabilities.

Cash flows provided by (used in) investing activities for the three months ended March 31, 2022 and 2022 were approximately $48.4 million and ($0.2) million, respectively, a change of approximately $48.6 million. The increase in cash provided by investing activities is primarily the result of the net proceeds from the sale of the Tallahassee property on January 6, 2022.

Cash flows (used in) financing activities for the three months ended March 31, 2022 and 2021 were approximately ($40.8) million and ($0.1) million, respectively, a change of approximately ($40.8) million. The increase in cash used in financing activities is primarily the result of the repayment of the entire principal balance of the Tallahassee Nationwide Loan, totaling $23.5 million and the payment of $17 million towards the principal of the KeyBank Bridge Loans, which were made in conjunction with the sale of the Tallahassee property on January 6, 2022.

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

We did not declare or pay any distributions during the three months ended March 31, 2022 and 2021.

We commenced paying distributions in September 2017. From our inception through March 31, 2022, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $60.7 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $56.7 million.

For the three months ended March 31, 2022, we did not pay any distributions and had a net gain attributable to our common stockholders of approximately $7.8 million. In connection with the sale of the Tallahassee property we anticipate making a capital gain distribution for a portion of the gain, in a combination of stock and cash, for tax year 2022.

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

Indebtedness

As of March 31, 2022, our total indebtedness was approximately $165 million, which included approximately $138.2 million in fixed rate debt and approximately $26.8 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

In May 2020, we, through wholly-owned subsidiaries of our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. Each PPP Loan had a term of two years, accrued interest at a rate of 1.00%, and was eligible for prepayment in whole or in part without penalty. No interest payments were due until the end of the deferral period in September 2021. The proceeds from the PPP Loans were used primarily for payroll costs, as defined by the CARES Act. During the three months ended June 30, 2021 our applications for forgiveness for all of the PPP Loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest.

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

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million by October 31, 2021, we were required to start making principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum LIBOR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized to pay interest but must generally be replenished. Additionally, as a result of the termination of our Primary Offering and the continued adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. In connection with the sale of the Tallahassee property, we paid $17 million toward the principal of the KeyBank Bridge Loans.

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

Long-term potential future sources of capital include secured or unsecured financings from banks or other lenders, issuance of equity securities including private offerings, undistributed funds from operations, and potential sales of remaining properties. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities, cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions, if any.

Contractual Obligations

The following table summarizes our contractual obligations as of March 30, 2022:

	Payments due during the years ending December 31:
	Total	2022	2023-2024	2025-2026	Thereafter
Debt interest(1)	$36,392,606	$5,872,213	$12,999,597	$10,288,611	$7,232,185
Debt principal(1)	165,035,444	1,035,749	58,579,020	3,700,055	101,720,620
Total contractual obligations	$201,428,050	$6,907,962	$71,578,617	$13,988,666	$108,952,805

(1)
The required principal payments and the related interest on KeyBank Bridge Loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.

Off-Balance Sheet Arrangements

Our investments in private placement offerings by Reno Student Housing, DST and Power 5 Conference Student Housing I, DST were accounted for under the equity method of accounting. For more information please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report. Other than that, we do not have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of March 31, 2022, our debt consisted of approximately $165 million, which included approximately $138.2 million in fixed rate debt and approximately $26.8 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.3 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2022:

	Year Ending December 31,
	2022	2023		2024	2025	2026	Thereafter	Total
Fixed rate debt	$585,749	$1,048,841		$31,213,629	$1,799,440	$1,900,615	$101,720,620	$138,268,894
Average interest rate	4.79%	4.79%		4.94%	4.94%	4.94%	4.94%	4.79%
Variable rate debt	450,000	$26,316,550	(2)	—	—	—	—	$26,766,550
Average interest rate(1)	4.50%	4.50%		—	—	—	—	4.50%

(1)
The average interest rate was calculated based on the rate in effect on March 31, 2022.
(2)
Such amount is outstanding under the KeyBank Bridge Loans. The required principal payments on these loans have been reflected in the above table, assuming that the outstanding principal is paid off at the Fifth Amendment maturity date of April 30, 2023.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

We have incurred net income to date, have an accumulated deficit and our operations may not be profitable in 2022.

We incurred net income attributable to common stockholders of approximately $7.8 million for the three months ended March 31, 2022. This was primarily attributable to the gain on sale of our Tallahassee property on January 6, 2022 of $12.1 million. Our accumulated deficit was approximately $60.7 million as of March 31, 2022. Given the impact of COVID-19, our operations will likely not be profitable for the remainder of 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended March 31, 2022, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: March 10, 2022	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)