Form 10-Q
period 2022-06-30
Strategic Student & Senior Housing Trust, Inc.
filed 2022-08-09
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate facilities:
Land	$16,908,000	$16,908,000
Buildings	196,474,192	196,276,241
Site improvements	3,587,917	3,587,917
Furniture, fixtures and equipment	9,523,814	9,262,158
	226,493,923	226,034,316
Accumulated depreciation	(29,745,283)	(26,070,030)
	196,748,640	199,964,286
Construction in process	506,612	81,552
Real estate held for investment, net	197,255,252	200,045,838
Real estate held for sale, net	—	38,554,387
Total real estate facilities, net	197,255,252	238,600,225
Cash and cash equivalents	14,344,693	7,846,130
Restricted cash	2,775,794	2,038,450
Other assets	1,251,743	1,835,792
Total assets	$215,627,482	$250,320,597
LIABILITIES AND EQUITY
Debt:
Debt, net	$163,607,968	$181,125,866
Debt related to real estate held for sale, net	—	23,364,487
Total Debt, net	163,607,968	204,490,353
Accounts payable and accrued liabilities	3,532,308	3,488,196
Due to affiliates	11,858,789	11,680,699
Distributions payable	4,876,907	4,264,349
Total liabilities	183,875,972	223,923,597
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,630,430 and 11,627,930 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	11,630	11,627
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at June 30, 2022 and December 31, 2021	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at June 30, 2022 and December 31, 2021	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at June 30, 2022 and December 31, 2021	167	167
Additional paid-in capital	97,707,280	97,700,779
Distributions	(17,199,735)	(17,199,735)
Accumulated deficit	(63,184,588)	(68,522,116)
Total Strategic Student & Senior Housing Trust, Inc. equity	17,336,041	11,992,009
Noncontrolling interests in our Operating Partnership	(1,100,735)	(1,111,213)
Total equity	16,235,306	10,880,796
Total liabilities and equity	$215,627,482	$250,320,597

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Leasing and related revenues – student	$1,055,296	$1,957,132	$2,253,206	$3,978,619
Leasing and related revenues – senior	7,501,417	6,540,952	14,459,979	12,763,225
Total revenues	8,556,713	8,498,084	16,713,185	16,741,844
Operating expenses:
Property operating expenses – student	535,597	897,193	1,163,505	1,895,578
Property operating expenses – senior	5,276,026	4,707,198	10,489,220	9,185,355
Property operating expenses – affiliates	608,516	706,457	1,208,875	1,409,249
General and administrative	405,756	323,614	779,757	630,811
Depreciation	1,844,244	2,200,756	3,675,253	4,390,768
Intangible amortization expense	—	—	—	626,332
Total operating expenses	8,670,139	8,835,218	17,316,610	18,138,093
Gain on sale of real estate, net	—	—	12,101,937	—
Income (loss) from operations	(113,426)	(337,134)	11,498,512	(1,396,249)
Other income (expense):
Interest expense	(1,990,145)	(2,378,879)	(3,943,653)	(4,740,038)
Interest expense – debt issuance costs	(95,082)	(117,954)	(190,163)	(241,294)
Forgiveness of PPP Loans	—	1,971,157	—	1,971,157
Loss on extinguishment of debt	—	—	(1,985,602)	—
Other	12,001	(41,693)	581,469	(63,099)
Net income (loss)	(2,186,652)	(904,503)	5,960,563	(4,469,523)
Less: Distributions to preferred unitholders in our Operating Partnership	(310,577)	(289,474)	(612,558)	(570,584)
Less: Accretion of preferred equity costs	—	(3,883)	—	(7,765)
Net loss (income) attributable to the noncontrolling interests in our Operating Partnership	3,479	2,178	(10,477)	10,081
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(2,493,750)	$(1,195,682)	$5,337,528	$(5,037,791)
Net income (loss) per Class A share – basic	$(0.19)	$(0.09)	$0.41	$(0.39)
Net income (loss) per Class A share – diluted	$(0.19)	$(0.09)	$0.41	$(0.39)
Net income (loss) per Class T share – basic and diluted	$(0.19)	$(0.09)	$0.41	$(0.39)
Net income (loss) per Class W share – basic and diluted	$(0.19)	$(0.09)	$0.41	$(0.39)
Net income (loss) per Class Y share – basic and diluted	$(0.19)	$(0.09)	$0.41	$(0.39)
Net income (loss) per Class Z share – basic and diluted	$(0.19)	$(0.09)	$0.41	$(0.39)
Weighted average Class A shares outstanding – basic	11,621,295	11,615,526	11,620,865	11,615,168
Weighted average Class A shares outstanding – diluted	11,621,295	11,615,526	11,627,115	11,615,168
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(281,110)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	5,648	—	—	5,648	—	5,648	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,842,109)	(3,842,109)	—	(3,842,109)	281,110	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,903)	(7,903)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,882	—
Balance as of March 31, 2021	11,625,430	11,625	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,682,080	(17,199,735)	(61,876,684)	18,618,740	(1,096,450)	17,522,290	10,161,711	5,350,610
Issuance of Restricted stock	2,500	2	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289,474)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	6,216	—	—	6,216	—	6,216	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,195,682)	(1,195,682)	—	(1,195,682)	289,474	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,178)	(2,178)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,883	—
Balance as of June 30, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,688,296	$(17,199,735)	$(63,072,366)	$17,429,276	$(1,098,628)	$16,330,648	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,700,779	$(17,199,735)	$(68,522,116)	$11,992,009	$(1,111,213)	$10,880,796	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(301,981)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	2,966	—	—	2,966	—	2,966	—	—
Net income attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	7,831,278	7,831,278	—	7,831,278	301,981	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,957	13,957	—	—
Balance as of March 31, 2022	11,627,930	11,627	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,703,745	(17,199,735)	(60,690,838)	19,826,253	(1,097,256)	18,728,997	10,165,594	5,350,610
Issuance of Restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(310,577)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,535	—	—	3,535	—	3,535	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,493,750)	(2,493,750)	—	(2,493,750)	310,577	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,479)	(3,479)	—	—
Balance as of June 30, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,707,280	$(17,199,735)	$(63,184,588)	$17,336,041	$(1,100,735)	$16,235,306	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$5,960,563	$(4,469,523)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,675,253	5,017,100
Amortization of debt issuance costs	190,163	241,294
Stock based compensation expense related to issuance of restricted stock	6,501	11,864
Forgiveness of PPP Loans	—	(1,971,157)
Loss on extinguishment of debt	1,985,602	—
Gain on sale of real estate, net	(12,101,937)	—
Gain on equity method investment	(573,430)	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	202,021	186,888
Accounts payable and accrued liabilities	344,327	445,978
Due to affiliates	178,090	1,290,359
Net cash (used in) provided by operating activities	(132,847)	752,803
Cash flows from investing activities:
Additions to real estate	(905,447)	(448,172)
Net proceeds from sale of real estate	48,503,131	—
Distributions of capital from equity method investment	979,131	—
Net cash provided by (used in) investing activities	48,576,815	(448,172)
Cash flows from financing activities:
Principal payments of KeyBank Bridge Loans	(17,000,000)	—
Repayment of Tallahassee Nationwide mortgage loan	(23,500,000)	—
Scheduled principal payments of mortgage loans	(708,061)	(296,192)
Net cash used in financing activities	(41,208,061)	(296,192)
Net change in cash, cash equivalents, and restricted cash	7,235,907	8,439
Cash, cash equivalents, and restricted cash, beginning of period	9,884,580	9,452,993
Cash, cash equivalents, and restricted cash, end of period	$17,120,487	$9,461,432
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$4,006,047	$4,774,002
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$15,433	$90,167
Distributions payable to preferred unit holders in our Operating Partnership	$612,558	$570,584

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders both of which remained suspended as of June 30, 2022. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

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

As of June 30, 2022, we owned (i) one student housing property, and (ii) four senior housing properties.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of June 30, 2022, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

June 30, 2022

(Unaudited)

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the six months ended June 30, 2022 and 2021, we have continued to experience lower occupancy at our senior housing properties, which has adversely impacted our leasing and related revenues. Additionally, we have incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and additional labor costs at our senior housing properties. The extent and duration to which our operations, cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

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

June 30, 2022

(Unaudited)

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

June 30, 2022

(Unaudited)

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. Accordingly, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the six months ended June 30, 2022 and 2021, we did not acquire any properties or incur any acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including any that may be held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the six months ended June 30, 2022 and 2021, no impairment losses were recognized.

Revenue Recognition and Accounts Receivable

Our student housing properties are typically leased by the bed with fixed terms on an individual lease basis, often with parental guarantees. Substantially all of our leases coincide with the university’s particular academic year but generally commence in August and terminate in July. We bill residents on a monthly basis, which is generally due at the beginning of the month. Residents have access to their units along with the property’s respective amenities (i.e. study rooms, exercise facilities, common areas, etc.). The units are generally fully equipped (i.e., kitchen facilities, washer/dryer, etc.). We do not provide any food or other similar services.

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

June 30, 2022

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2022 and 2021, approximately $0.1 million was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.2 million for each of the three months ended June 30, 2022 and 2021, and $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

June 30, 2022

(Unaudited)

Depreciation of Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 7 years.

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2022 and December 31, 2021, the gross amount allocated to in-place leases was approximately $19.6 million and $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $19.6 million and $22.3 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.1 million as of June 30, 2022 and $1.4 million as of December 31, 2021.

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

June 30, 2022

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

June 30, 2022

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

The table below summarizes our fixed rate debt payable at June 30, 2022 and December 31, 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
Fixed Rate Secured Debt	$135,900,000	$137,100,000	$163,300,000	$160,765,350

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

June 30, 2022

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

The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax basis of assets and liabilities. As of June 30, 2022 and December 31, 2021, we had a deferred tax asset of approximately $4.7 million and $3.9 million, respectively related to net operating losses and a deferred tax liability of approximately $0.3 million related to depreciation and other temporary book to tax differences in each period. Net deferred tax assets as of June 30, 2022 and December 31, 2021 were approximately $4.4 million and $3.6 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not. The valuation allowance is associated with the federal and state income tax net operating losses.

As of June 30, 2022, the gross federal net operating losses are approximately $17.2 million. The gross state net operating losses are approximately $21.9 million. The state net operating losses expire between 2033 and 2037. The tax years 2018 through 2021 remain open for the federal and state returns.

As of June 30, 2022 and December 31, 2021, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax provisions will be recognized in income tax expense when incurred. As of June 30, 2022 and December 31, 2021, the Company had no interest or penalties related to uncertain tax positions.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for the three months ended June 30, 2022, and the three and six months ended June 30, 2021 as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for the three months ended June 30, 2022, and 7,500 for the three and six months ended June 30, 2021. For the six months ended June 30, 2022, the dilutive effect of unvested restricted stock totaled 6,250 shares.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Note 3. Real Estate Facilities and Real Estate Held for Sale

The following summarizes the activity in the real estate held for investment during the six months ended June 30, 2022:

Real estate facilities
Balance at December 31, 2021	$226,034,316
Additions - Student	60,632
Additions - Senior	398,975
Balance at June 30, 2022	$226,493,923
Accumulated depreciation
Balance at December 31, 2021	$(26,070,030)
Depreciation expense	(3,675,253)
Balance at June 30, 2022	$(29,745,283)

Real Estate Disposition and Held for Sale

The results of operations for the Tallahassee student housing property, which was classified as held for sale as of December 31, 2021, is included in continuing operations on the Company's consolidated statements of operations. For the three months ended June 30, 2022 and 2021, revenues totaling approximately none, and $1.0 million, respectively, are included in "Leasing and related revenues - student". For the six months ended June 30, 2022 and 2021, revenues totaling approximately $0.1 million, and $2.0 million, respectively, are included in "Leasing and related revenues - student". Expenses totaling approximately none and $0.4 million are included in "Property operating expenses - student" for the three months ended June 30, 2022 and 2021, respectively. Expenses totaling approximately $0.1 million and $0.8 million are included in "Property operating expenses - student" for the six months ended June 30, 2022 and 2021, respectively.

On January 6, 2022, we completed the sale of the Tallahassee property, to an unaffiliated third party. The sale price for the Tallahassee Property was $50 million in cash plus the amount of any yield maintenance fees owed by the Company upon repayment of the Tallahassee Nationwide mortgage loan. In connection with the sale, a $0.25 million disposition fee was paid to our Sponsor in accordance with our Second AA Amendment (as defined below). The mortgage loan encumbering the Tallahassee property of approximately $23.5 million and yield maintenance fees of approximately $1.9 million were paid at close. The yield maintenance fees are included in "loss on extinguishment of debt" in the accompanying consolidated statements of operations.

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Freddie Mac Utah loans (2)	45,393,290	45,751,350	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	63,200,000	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	—	4,985,595	N/A	4/30/2023
Courtyard Initial Bridge Loan (4)	26,616,550	27,000,000	5.69%	4/30/2023
Courtyard Delayed Draw Commitment(4)	—	11,980,955	N/A	4/30/2023
Debt issuance costs, net	(1,101,872)	(1,292,034)
Debt, net	163,607,968	181,125,866
Tallahassee Nationwide mortgage loan (5)	—	23,500,000	3.84%	10/1/2024
Debt issuance costs held for sale, net	—	(135,513)
Debt related to real estate held for sale, net	—	23,364,487
Total debt, net	$163,607,968	$204,490,353

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

June 30, 2022

(Unaudited)

(3)
Fixed rate debt with interest only payments due monthly for the first four years (through October 2022), then principal and interest on a 30-year amortization schedule thereafter.
(4)
The variable rate reflected in the table was the rate in effect as of June 30, 2022. On January 6, 2022, in conjunction with the sale of the Tallahassee property, we repaid $17 million of the KeyBank Bridge loans, repaying the Utah Bridge Loan and the Courtyard Delayed Draw Commitment.
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

June 30, 2022

(Unaudited)

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

June 30, 2022

(Unaudited)

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

June 30, 2022

(Unaudited)

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

The Courtyard Bridge Loans, similar to the Utah Bridge Loan, bore interest at a rate of 1-month LIBOR plus 400 basis points which totaled approximately 5.69% as of June 30, 2022. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, and as described above under the heading “Utah Bridge Loan,” on March 29, 2019, we

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Utah Bridge Loan and the Courtyard Bridge Loans. As of June 30, 2022, we were in compliance with these covenants.

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2022:

2022	$710,145
2023	27,365,391
2024	31,213,629
2025	1,799,440
2026	1,900,615
2027	1,998,274
2028 and thereafter	99,722,346
Total payments	164,709,840
Debt issuance costs, net	(1,101,872)
Total	$163,607,968

The KeyBank Bridge Loans contain certain financial covenants. As of June 30, 2022, we were in compliance with these covenants. As a result of the termination of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty. If the Company was unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above.

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

As of June 30, 2022 and December 31, 2021, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $4.2 million and $3.6 million, respectively.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following tables summarize information for the reportable segments for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Leasing and leasing related revenues	$1,055,296	$1,957,132	$7,293,605	$6,433,608	$—	$—	$8,348,901	$8,390,740
Other revenues	—	—	207,812	107,344	—	—	207,812	107,344
Property operating expenses	(535,597)	(897,193)	(5,276,026)	(4,707,198)	—	—	(5,811,623)	(5,604,391)
Net operating income	519,699	1,059,939	2,225,391	1,833,754	—	—	2,745,090	2,893,693
Property operating expenses - affiliates	122,442	234,675	486,074	471,782	—	—	608,516	706,457
General and administrative	—	—	—	—	405,756	323,614	405,756	323,614
Depreciation	457,378	843,815	1,382,986	1,352,016	3,880	4,925	1,844,244	2,200,756
Interest expense	309,750	535,350	1,680,395	1,843,529	—	—	1,990,145	2,378,879
Interest expense – debt issuance costs	14,139	26,496	80,943	91,458	—	—	95,082	117,954
Forgiveness of PPP Loans	—	—	—	(1,971,157)	—	—	—	(1,971,157)
Other income (loss)	—	—	251	—	(12,252)	41,693	(12,001)	41,693
Net income (loss)	$(384,010)	$(580,397)	$(1,405,258)	$46,126	$(397,384)	$(370,232)	$(2,186,652)	$(904,503)

	Six Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Leasing and leasing related revenues	$2,253,206	$3,978,619	$14,087,051	$12,616,801	$—	$—	$16,340,257	$16,595,420
Other revenues	—	—	372,928	146,424	—	—	372,928	146,424
Property operating expenses	(1,163,505)	(1,895,578)	(10,489,220)	(9,185,355)	—	—	(11,652,725)	(11,080,933)
Net operating income	1,089,701	2,083,041	3,970,759	3,577,870	—	—	5,060,460	5,660,911
Property operating expenses - affiliates	244,823	470,476	964,052	938,773	—	—	1,208,875	1,409,249
General and administrative	—	—	—	—	779,757	630,811	779,757	630,811
Depreciation	913,125	1,685,903	2,754,369	2,697,539	7,759	7,326	3,675,253	4,390,768
Intangible amortization expense	—	—	—	626,332	—	—	—	626,332
Interest expense	619,501	1,070,700	3,324,152	3,669,338	—	—	3,943,653	4,740,038
Interest expense – debt issuance costs	28,278	52,992	161,885	188,302	—	—	190,163	241,294
Forgiveness of PPP Loans	—	—	—	(1,971,157)	—	—	—	(1,971,157)
Loss on extinguishment of debt	1,985,602	—	—	—	—	—	1,985,602	—
Gain on sale of real estate, net	(12,101,937)	—	—	—	—	—	(12,101,937)	—
Other income (loss)	-	—	331	—	(581,800)	63,099	(581,469)	63,099
Net income (loss)	$9,400,309	$(1,197,030)	$(3,234,030)	$(2,571,257)	$(205,716)	$(701,236)	$5,960,563	$(4,469,523)

The following table summarizes our total assets by segment:

Segments	June 30, 2022	December 31, 2021
Student housing	$46,417,610	$85,907,495
Senior housing	156,301,190	156,861,266
Corporate and Other	12,908,682	7,551,836
Total assets	$215,627,482	$250,320,597

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

June 30, 2022

(Unaudited)

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2022, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

June 30, 2022

(Unaudited)

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

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of June 30, 2022, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

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

Transfer Agent Agreement

Our Sponsor is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Effective in May 2018, our Transfer Agent processes subscription agreements and certain other forms directly, as well as provides customer service to our stockholders. These services include, among other things, processing payment of any sales commission and dealer manager fees associated with a particular purchase, as well as processing the distributions and any servicing fees with respect to our shares. Additionally, our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Our Transfer Agent also conducts transfer agent and registrar services for other non-traded REITs sponsored by an affiliate of our Sponsor.

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

June 30, 2022

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2021 and the six months ended June 30, 2022, as well as any related amounts payable as of December 31, 2021 and June 30, 2022:

	Year Ended December 31, 2021			Six Months Ended June 30, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$319,570	$327,738	$-	$208,262	$208,262	$-
Transfer Agent expenses	134,962	134,962	-	51,433	51,433	-
Asset management fees	2,356,805	187,300	7,917,986	971,296	1,030,785	7,858,497
Property management oversight fees	475,929	-	1,615,832	237,579	-	1,853,411
Disposition fee	-	-	-	250,000	250,000	-
Capitalized:						-
Acquisition expenses - Affiliates	-	-	1,980,000	-	-	1,980,000
Additional Paid-In Capital:
Offering costs	-	-	166,881	-	-	166,881
Total	$3,287,266	$650,000	$11,680,699	$1,718,570	$1,540,480	$11,858,789

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

Investment in Power 5 Conference Student Housing I, DST

In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing is a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owns two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina. We determined that Power 5 Conference Student Housing is a VIE of which we are not the primary beneficiary, as we do not have the power to direct the most significant activities of the entity nor do we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Power 5 Conference Student Housing is accounted for under the equity method of accounting. On February 9, 2022, Power 5 Conference Student Housing sold the two student housing assets that the DST owned and made a final distribution to us totaling approximately $1.0 million. As a result, we recognized a gain of approximately $0.6 million which is included in other income in the accompanying consolidated statement of operations.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. As a result, we were not able to honor redemption requests made during the year ended December 31, 2020. Our share redemption program remains suspended as of June 30, 2022.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

For the year ended December 31, 2021 and the six months ended June 30, 2022, we did not receive any redemption requests.

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

As of June 30, 2022, we owned (i) one student housing property, and (ii) four senior housing properties.

Student Housing

As of June 30, 2022, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	2016	University of Arkansas	$577	198	589	94.8%

(1)
Calculated based on our base rental revenue earned during the six months ended June 30, 2022 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of June 30, 2022.

Senior Housing

As of June 30, 2022, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,747	119	84.0%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,720	112	85.7%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,361	64	93.8%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,920	309	90.5%
Total				$4,605	604	88.7%

(1)
Calculated based on our revenue earned during the six months ended June 30, 2022 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of June 30, 2022.

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

Results of Operations

Overview

During the three months ended June 30, 2022 and 2021, we derived revenues principally from rents and related fees received from residents of our student housing and rents and care fees from our senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

At our student housing properties, during the majority of 2020/2021 academic year, both universities served by our properties cancelled in-person classes and commenced online classes to support social distancing that resulted in a portion of our residents returning home to continue their learning online. In addition, our properties limited all in-person property tours to appointment only and community events were cancelled. At the beginning of the 2021/2022 academic year, both universities reopened and instruction platforms primarily returned back to an on-campus, classroom instruction mode and both properties had occupancies over 92% throughout the year ended December 31, 2021. On January 6, 2022, we sold the Tallahassee property to an unaffiliated third party. Occupancy at our Fayetteville property was over 94% during the six months ended June 30, 2022. Our pre-leasing for academic year 2022/2023 is currently at approximately 100% at our Fayetteville property serving the University of Arkansas. If the University of Arkansas changes its instruction platform back to online only or a hybrid model, the occupancy, leasing and related revenue of our Fayetteville property could be adversely affected.

At our senior housing properties, during the majority of 2020, we limited visitors to our properties to essential visitors, including employees, care providers and medical personnel and family members. Also, in-person prospective resident property tours were either restricted or very limited. The protective measures implemented at our properties and the local government “stay at home” mandates limited our ability to accept new residents and influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. Subsequent to the success of vaccination clinics in the spring of 2021 and the easing of local government COVID restrictions, we expanded in-person prospective resident tours and resumed certain community activities. As a result, we experienced an increase in occupancy during the second quarter of 2021 in our senior housing property portfolio. During the second half of 2021, however, COVID-19 variant breakthrough infections had a negative impact on operations at our senior housing properties. These breakthrough infections resulted in resident hospitalizations, temporary community lockdowns, restricted family visitations, and staffing shortages. During the six months ended June 30, 2022 we have experienced strong move in activity however, we continued to incur incremental, COVID-19 related expenses, which includes personal protective equipment and third party contract services, in addition, labor shortages and inflation in operating expenses continue to impact operating expenses.

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

Comparison of the Three Months Ended June 30, 2022 and 2021

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended June 30, 2022 were approximately $1.1 million, as compared to approximately $2.0 million for the three months ended June 30, 2021, a decrease of approximately $0.9 million. Approximately $1.0 million of the decrease was attributable to a decrease in revenue due to the sale of the Tallahassee property on January 6, 2022, offset by an approximately $0.1 million increase in revenue at our Fayetteville property. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the university served by our Fayetteville student housing property reverts back to online-only classes due to a COVID-19 variant surge, we anticipate the occupancy and leasing and related revenue could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended June 30, 2022 were approximately $7.5 million, as compared to approximately $6.5 million for the three months ended June 30, 2021, an increase of approximately $1.0 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity. However, future COVID-19 variant surges could cause governmental orders to be reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, leasing, and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student for the three months ended June 30, 2022 were approximately $0.5 million, as compared to approximately $0.9 million for the three months ended June 30, 2021, a decrease of approximately $0.4 million. The decrease is primarily attributable to the sale of the Tallahassee property on January 6, 2022. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended June 30, 2022 were approximately $5.3 million, as compared to $4.7 million for the three months ended June 30, 2021, an increase of approximately $0.6 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs and an increase in payroll due to an increase in wages and employee headcount.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the three months ended June 30, 2022 were approximately $0.6 million, as compared to approximately $0.7 million for the three months ended June 30, 2021, a decrease of approximately $0.1 million.

The decrease was primarily due to reduced asset management fees due to the sale of the Tallahassee property on January 6, 2022. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were approximately $0.4 million, as compared to approximately $0.3 million for the three months ended June 30, 2021, an increase of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The increase was primarily due to an increase in professional services. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended June 30, 2022 were approximately $1.8 million, as compared to approximately $2.2 million for the three months ended June 30, 2021, a decrease of approximately $0.4 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to the sale of the Tallahassee property on January 6, 2022.

Interest Expense

Interest expense for the three months ended June 30, 2022 was approximately $2.0 million, as compared to approximately $2.4 million for the three months ended June 30, 2021, a decrease of approximately $0.4 million. The decrease is primarily attributable to the sale of the Tallahassee property on January 6, 2022 and the related repayment of the $23.5 million Tallahassee Nationwide mortgage loan and the $17 million repayment of the KeyBank Bridge Loans. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended June 30, 2022 and 2021 were approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of the Six Months Ended June 30, 2022 and 2021

Leasing and Related Revenues - Student

Leasing and related revenues - student for the six months ended June 30, 2022 were approximately $2.3 million, as compared to approximately $4.0 million for the six months ended June 30, 2021, a decrease of approximately $1.7 million. Approximately $1.8 million of the decrease was attributable to a decrease in revenue due to the sale of the Tallahassee property on January 6, 2022, offset by an approximately $0.1 million increase in revenue at our Fayetteville property. We expect leasing and related revenues – student to fluctuate in future periods commensurate with our leasing activity. However, if the university served by our Fayetteville student housing property reverts back to online-only classes due to a COVID-19 variant surge, we anticipate the occupancy and leasing and related revenue could be adversely affected.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the six months ended June 30, 2022 were approximately $14.5 million, as compared to approximately $12.8 million for the six months ended June 30, 2021, an increase of approximately $1.7 million. The increase is primarily attributable to an increase in occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity. However, future COVID-19 variant surges could cause governmental orders to be reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, leasing, and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student for the six months ended June 30, 2022 were approximately $1.2 million, as compared to approximately $1.9 million for the six months ended June 30, 2021, a decrease of approximately $0.7 million. The decrease is primarily attributable to the sale of the Tallahassee property on January 6, 2022. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the six months ended June 30, 2022 were approximately $10.5 million, as compared to $9.2 million for the six months ended June 30, 2021, an increase of approximately $1.3 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs and an increase in payroll due to an increase in wages and employee headcount.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the six months ended June 30, 2022 were approximately $1.2 million, as compared to approximately $1.4 million for the six months ended June 30, 2021, a decrease of approximately $0.2 million. The decrease was primarily due to reduced asset management fees due to the sale of the Tallahassee property on January 6, 2022. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were approximately $0.8 million, as compared to approximately $0.6 million for the six months ended June 30, 2021, an increase of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The increase was primarily due to an increase in professional services. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the six months ended June 30, 2022 were approximately $3.7 million, as compared to approximately $5.0 million for the six months ended June 30, 2021, a decrease of approximately $1.3 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to intangible amortization related to our Courtyard property, which became fully amortized during the first quarter of 2021 and the sale of the Tallahassee property on January 6, 2022.

Gain on the Sale of Real Estate, net

Gain on the sale of real estate, net for the six months ended June 30, 2022 and 2021 was approximately $12.1 million and none, respectively. The net gain was related to the sale of the Tallahassee property on January 6, 2022.

Interest Expense

Interest expense for the six months ended June 30, 2022 was approximately $4.0 million, as compared to approximately $4.7 million for the six months ended June 30, 2021, a decrease of approximately $0.7 million. The decrease is primarily attributable to the sale of the Tallahassee property on January 6, 2022 and the related repayment of the $23.5 million Tallahassee Nationwide mortgage loan and the $17 million repayment of the KeyBank Bridge Loans. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the six months ended June 30, 2022 and 2021 were approximately $0.2 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the six months ended June 30, 2022 and 2021 was approximately $2.0 million and none, respectively. The increase is primarily attributable to approximately $1.9 million in yield maintenance fees, and the write-off of unamortized debt issuance costs related to the Tallahassee Nationwide mortgage loan paid off in connection with the sale of the Tallahassee property.

Other

Other for the six months ended June 30, 2022 primarily relates to Power 5 Conference Student Housing selling its two student housing assets that the DST owned, and making a final distribution to us totaling approximately $1.0 million, resulting in a gain of approximately $0.6 million.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the six months ended June 30, 2022 and 2021, is as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
Net cash flow provided by (used in):
Operating activities	$(132,847)	$752,803	$(885,650)
Investing activities	48,576,815	(448,172)	49,024,987
Financing activities	(41,208,061)	(296,192)	(40,911,869)

Cash flows (used in) provided by operating activities for the six months ended June 30, 2022 and 2021 were approximately ($0.1) million and $0.8 million, respectively, a change of approximately ($0.9) million. The decrease in cash provided by operating activities was primarily the result of a decrease in cash provided by operating assets and liabilities, due to the sale of the Tallahassee property on January 6, 2022.

Cash flows provided by (used in) investing activities for the six months ended June 30, 2022 and 2021 were approximately $48.6 million and ($0.4) million, respectively, a change of approximately $49.0 million. The increase in cash provided by investing activities is primarily the result of the net proceeds from the sale of the Tallahassee property on January 6, 2022.

Cash flows used in financing activities for the six months ended June 30, 2022 and 2021 were approximately $41.2 million and $0.3 million, respectively, a change of approximately $40.9 million. The increase in cash used in financing activities is primarily the result of the repayment of the entire principal balance of the Tallahassee Nationwide Loan, totaling $23.5 million and the payment of $17 million towards the principal of the KeyBank Bridge Loans, which were made in conjunction with the sale of the Tallahassee property on January 6, 2022.

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

We did not declare or pay any distributions during the six months ended June 30, 2022 and 2021.

We commenced paying distributions in September 2017. From our inception through June 30, 2022, we paid cumulative distributions of approximately $16.8 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $63.2 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $58.6 million.

For the six months ended June 30, 2022, we did not pay any distributions and had a net gain attributable to our common stockholders of approximately $5.3 million. In connection with the sale of the Tallahassee property we anticipate making a capital gain distribution for a portion of the gain, in a combination of stock and cash, for tax year 2022.

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

Indebtedness

As of June 30, 2022, our total indebtedness was approximately $164.7 million, which included approximately $138.1 million in fixed rate debt and approximately $26.6 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2022:

	Payments due during the years ending December 31:
	Total	2022	2023-2024	2025-2026	Thereafter
Debt interest(1)	$34,757,950	$4,111,358	$13,125,796	$10,288,611	$7,232,185
Debt principal(1)	164,709,840	710,145	58,579,020	3,700,055	101,720,620
Total contractual obligations	$199,467,790	$4,821,503	$71,704,816	$13,988,666	$108,952,805

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

As of June 30, 2022, our debt consisted of approximately $164.7 million, which included approximately $138.1 million in fixed rate debt and approximately $26.6 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.3 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2022:

	Year Ending December 31,
	2022	2023		2024	2025	2026	Thereafter	Total
Fixed rate debt	$410,145	$1,048,841		$31,213,629	$1,799,440	$1,900,615	$101,720,620	$138,093,290
Average interest rate	4.79%	4.79%		4.94%	4.94%	4.94%	4.94%	4.79%
Variable rate debt	300,000	$26,316,550	(2)	—	—	—	—	$26,616,550
Average interest rate(1)	5.69%	5.69%		—	—	—	—	5.69%

(1)
The average interest rate was calculated based on the rate in effect on June 30, 2022.
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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

We have incurred net income to date, have an accumulated deficit and our operations may not be profitable in 2022.

We incurred net income attributable to common stockholders of approximately $5.3 million for the six months ended June 30, 2022. This was primarily attributable to the gain on sale of our Tallahassee property on January 6, 2022 of $12.1 million. Our accumulated deficit was approximately $63.2 million as of June 30, 2022. Given the impact of COVID-19, our operations will likely not be profitable for the remainder of 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On June 14, 2022, we issued 1,250 shares of restricted stock to each of our independent board members for their services as our directors. The issuance of these securities was affected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the six months ended June 30, 2022, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three and Six Months Ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: August 9, 2022	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)