Form 10-K
period 2022-12-31
Strategic Student & Senior Housing Trust, Inc.
filed 2023-03-24
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Irvine, California 92612

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s shares of common stock.

As of March 24, 2023, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

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
•
We have paid in the past, and if we resume distributions in the future, we may continue to pay, distributions from sources other than cash flow from operations which would reduce stockholder returns and constitute a return of capital.
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

•
Payment of fees to our Advisor and its affiliates will reduce cash available for distribution. There are a number of such fees that have accrued and may have to be paid and certain fees may be added or the amounts increased without stockholder approval.
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
•
The COVID-19 epidemic has adversely affected our senior housing properties and increased the costs of operations of such facilities. Other widespread communicable illnesses, such as influenza, or other such epidemics, could have similar adverse effects on our student housing and senior housing properties.
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
•
Failure to qualify as a REIT would adversely affect our operations and our ability to pay distributions as we will incur additional tax liabilities.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y and Class Z) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. On March 30, 2020, our board of directors approved the suspension of our distributions which included the distribution reinvestment plan and no shares have been issued subsequently. Through our distribution reinvestment plan, we have issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, both of which remained suspended as of December 31, 2022. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 17, 2023, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.24 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2022. Please see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Determination of Estimated Net Asset Value per Share" below for more information.

While we were formed on October 4, 2016, no formal operations commenced until our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017 and, therefore, there were no revenues or expenses prior thereto. We have primarily invested in income-producing student housing and senior housing properties and related real estate investments located in the United States. As of December 31, 2022 we owned one student housing property and four senior housing properties.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of December 31, 2022, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership.

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

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). We terminated the Dealer Management Agreement on June 16, 2020 in accordance with its provisions. Our Former Dealer Manager was responsible for marketing our shares offered pursuant to our offerings. Our Sponsor previously owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Please see Note 7 – Related Party Transactions for additional detail.

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the years ended December 31, 2022 and 2021, we experienced lower occupancy at our senior housing properties, which has adversely impacted our leasing and related revenues. Additionally, we incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and additional labor costs at our senior housing properties. The extent and duration to which our cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

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

During 2021, and to a lessor extent in 2022, the COVID-19 pandemic caused senior housing properties to modify their operations, including implementing protective measures intended to ensure the safety and well-being of residents and employees. Many senior housing properties prohibited or severely restricted in-person visitors, which included restricting in-person property tours for prospective residents. Further, enhanced sanitation expenses, acquisition of personal protective equipment, and third party contract services as labor shortages have impacted operating expenses. These factors have had a negative impact on the senior housing industry. For additional detail regarding the impact of COVID-19 on the senior housing industry, refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.

Investment Objectives

Overview

We have invested in income-producing student housing and senior housing properties and related real estate investments. Our investment objectives, strategy, and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all of such investment objectives, including our focus on student housing and senior housing properties, if our board of directors believes such changes are in the best interests of our stockholders. In addition, we may invest in mortgage loans and other real estate-related investments if our board of directors deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

As of December 31, 2022, we owned one student housing property. Primarily as a result of the suspension of our Offering, we do not currently have any plans to acquire any additional student housing properties.

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

As of December 31, 2022, we owned four senior housing properties. Primarily as a result of the termination of our Public Offering, we currently have no plans to acquire any additional senior housing properties.

Our Borrowing Strategy and Policies

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) to make our investments during our Offering and, at certain times, we contemplated that our debt leverage levels may be temporarily higher. However, as a result of the suspension of our Public Offering in March 2020, and subsequent termination of our Public Offering, our debt leverage level has remained higher and our ability to incur additional indebtedness is limited and uncertain. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios. As of December 31, 2022, our debt leverage based on purchase price was approximately 69%.

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

Co-Investments with Delaware Statutory Trusts

Persons selling real estate held for investment often seek to reinvest the proceeds of that sale in another real estate investment in an effort to obtain favorable tax treatment under Section 1031 of the Code, referred to as like-kind exchanges. Our Sponsor and its affiliates have sponsored Delaware statutory trusts (“DSTs”), which permit investors to effectuate like-kind exchanges under Section 1031 of the Code.

A DST is a separate legal entity created as a trust under Delaware law that allows persons wishing to engage in like-kind exchanges to reinvest their proceeds in commercial real estate. The DST acquires title to the property or properties and may obtain a mortgage loan to finance a portion of the purchase price. The DST investors execute a trust agreement that governs the DST’s operations and provides for exclusive management by a signatory trustee. In order to satisfy certain requirements under Section 1031 of the Code, the DST will master lease the property to an affiliate of the Sponsor which then assumes property management and pays the DST rent in the form of debt service payments to the lender plus additional rent as provided in the master lease. Generally, the DST will acquire the subject property and through registered broker-dealers, sell beneficial interests in the DST to investors in a private offering. The exchange participant owns a beneficial interest in the DST but is deemed for federal income tax purposes to own a direct ownership interest in the DST’s real property that is eligible for a like kind-exchange. Under Section 1031 of the Code, the DST investor may defer capital gains taxes that otherwise would be recognized on the sale of the investor’s real estate, the proceeds of which are reinvested in the DST.

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

On October 20, 2017, we completed an investment in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.0 million for an approximately 2.6% beneficial interest. Reno Student Housing was a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing sold the student housing property located in Reno, Nevada on December 14, 2021, and made a final distribution to us totaling approximately $1.4 million. In October 2018, we completed an investment of approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing was a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owned two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina. Power 5 Conference Student Housing sold these student housing properties in February 2022 and made a final distribution to us totaling approximately $1.0 million. As a result, we no longer own any DST interests. Any future DST investments will be subject to various risks that may not otherwise present in real estate investments, such as the risk that the cash flow from the DST’s property will be insufficient to pay the full amount of rent to the DST.

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

Disposition Policies

As of December 31, 2022, we have disposed of one of our properties and our interests in Reno Student Housing and Power 5 Conference Student Housing. In January 2022, we sold our student housing property in Tallahassee, Florida. We generally intend to hold our properties for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Risks Related to an Investment in Strategic Student & Senior Housing Trust, Inc.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2023.

We incurred a net loss attributable to common stockholders of approximately $0.5 million for the fiscal year ended December 31, 2022. Our accumulated deficit was approximately $69.1 million as of December 31, 2022. Given that (i) we are in our operational stage and COVID-19 has negatively impacted our operations and (ii) as a result of COVID-19 and the termination of our Public Offering, we currently have no plans to acquire any additional properties, our operations will likely not be profitable in 2023.

Our share redemption program is currently suspended, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

In March 2020, our board of directors approved the suspension of our share redemption program with respect to our common stockholders, effective as of May 3, 2020.

If our share redemption program is reinstated or our stockholders are otherwise able to have their shares redeemed, stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, will generally be made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and the cash available for redemptions is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

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

On January 17, 2023, our board of directors approved an estimated net asset value per share of $6.24 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2022. Our board of directors approved this estimated net asset value per share pursuant to rules promulgated by FINRA. When determining the estimated net asset value per share, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated net asset value per share; provided, however, that the determination of the estimated net asset value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

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

In determining our estimated net asset value per share, we primarily relied upon a valuation of our portfolio of properties as of September 30, 2022. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

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

We have paid in the past, and if we resume distributions in the future, we may continue to pay, distributions from sources other than cash flow from operations, which would reduce stockholder returns and constitute a return of capital.

In the past, we have made distributions from sources other than cash flow from operations, including borrowings and net proceeds from our Offerings. In the event we resume distributions in the future, but do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. It is likely that some or all of the distributions we have made and that we make in the future represented or will represent a return of capital to our stockholders. For the year ended December 31, 2022, we paid a one time capital gain distribution in connection with the sale of our Tallahassee property in January 2022. For the year ended December 31, 2021, we did not make any distributions. For the year ended December 31, 2020 we funded 67.8% of our distributions using proceeds from the Primary Offering and 32.2% using proceeds from our distribution reinvestment plan. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. Payment of distributions from sources other than cash flow from operations would reduce our stockholders’ overall returns and constitute a return of capital. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

As of December 31, 2022, our total indebtedness was approximately $163.8 million, which included approximately $137.5 million in fixed rate debt and $26.3 million in variable rate debt (such variable rate debt referred to as the “KeyBank Bridge Loans”). The KeyBank Bridge Loans have a maturity date of April 30, 2024 and contain certain financial covenants. As a result of the suspension of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in the KeyBank Bridge Loans in future periods. Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. We do not anticipate obtaining any future bridge financing to fund property acquisitions until the KeyBank Bridge Loans are repaid in full.

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

The preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”) rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of such Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on such Preferred Units are cumulative and are payable monthly. The Preferred Units are entitled to receive distributions at a rate of 9% per annum on a specified liquidation amount and have a liquidation preference in the event of our involuntary liquidation, dissolution, or winding up of the affairs of our Operating Partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our common stockholders. As of December 31, 2022, our Operating Partnership had approximately $10.2 million of Preferred Units outstanding.

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

If we resume paying distributions, there are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to resume paying distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

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

We generally intend to rely on third party property managers to manage our student housing properties and third party operators to operate our senior housing properties. These third parties are responsible for, among other things, leasing and marketing, selecting residents, collecting rent, paying operating expenses, and maintaining the property. In addition, with respect to our senior housing properties, these third parties are responsible for various services, including, for example, dining, housekeeping, transportation and medical staffing. While our affiliated Property Manager will be responsible for general oversight of these third parties, our Advisor’s and our affiliated Property Manager’s ability to direct and control how our properties are managed on a day-to-day basis may be limited, including their marketing efforts to increase occupancy and their ability to effectively control operating costs. If these third party operators do not perform their duties properly or we do not effectively supervise the activities of these companies, occupancy rates, rental rates or both may decline at such properties. Furthermore, the termination of a third party property manager or senior living operator may require the approval of a mortgagee, or other lender. If we are unable to terminate an underperforming third party property manager or senior living operator on a timely basis, our occupancy rates, rental rates or both, could be adversely impacted.

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

We could remain an “emerging growth company” for up to five years following the termination of our Public Offering, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies, or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

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

We continue to face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, which impacts the United States and the markets in which we operate. Our rental revenue and operating results depend significantly on the occupancy levels at our properties. As of the date of this report, we have seen decreased occupancy and increased expenses at our senior housing properties, as a result of the COVID-19 pandemic. While we have not experienced a corresponding decrease in occupancy at our student housing properties as of the date of this report, if the COVID-19 pandemic causes the universities served by our student housing properties to elect to again forego on-campus instruction, we expect that occupancy at these properties will suffer. If there is another outbreak of any health crisis, including COVID-19, that directly impacts one of our properties, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our properties. Primarily during 2020 and 2021, as a result of the COVID-19 pandemic, we limited access to our properties, including restricting in-person tours for prospective residents. Such restrictions reduced rental revenue and ancillary operating revenue produced by our properties and may continue to do so. Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect our operators’ ability to adequately manage our properties as well as cause us to incur additional expense to adequately staff our properties. The ultimate extent of the continued impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others

Risks Related to Conflicts of Interest

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

Our transfer agent is an affiliate of our Sponsor. While it is a registered transfer agent with the SEC, the business was formed in October 2017 and has had limited operations to date. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

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

Payment of fees to our Advisor and its affiliates will reduce cash available for distribution. There are a number of such fees that have accrued and may have to be paid and certain fees may be added or the amounts increased without stockholder approval.

Our Advisor and its affiliates has performed services for us in connection with the offer and sale of our shares and the selection and acquisition of our investments, and will continue to perform transfer agent and registrar services and oversight of the management of our properties. We have accrued and paid substantial fees for these services, which will reduce the amount of cash available for distribution to stockholders. In addition, we may be required to pay the contingent acquisition fees if we terminate the Advisory Agreement with our Advisor. Payment of these fees to our Advisor and its affiliates will reduce cash available for distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase in the future without stockholder approval if such increase is approved by a majority of our independent directors.

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

Demand for our student housing property is closely correlated to enrollment at the college served by our property. If such college were to substantially decrease enrollment or cease operations, leasing demand could be negatively affected. Enrollment at these institutions is subject to many factors outside of our control, including the reputation and ranking of the institution, and also broader economic factors. For example, the ongoing COVID-19 outbreak has caused many colleges and universities to move classes to online or distance learning, which made proximity to campus less of a concern for students. The university then served by our student housing property cancelled in-person classes and commenced online classes in the spring of 2020 and reopened in the fall of 2020 for hybrid learning with limited in-person instruction to support social distancing. The university returned to in person instruction in the fall of 2021. Also, many governmental entities have imposed a wide range of restrictions on physical movement to limit the spread of COVID-19. Should the University of Arkansas elect to return to online-only instruction again, we would experience further adverse effects which could negatively impact our revenues and results of operations from our student housing property.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to pay distributions to our stockholders.

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

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to pay distributions and could decrease the value of our stockholders’ investments.

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

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) and may place other permanent financing on our properties or obtain additional credit facilities or other similar financing. However, as a result of the suspension of our Public Offering in March 2020 and subsequent termination of our Public Offering, our debt leverage level has remained higher and our ability to incur additional indebtedness is limited and uncertain. As of December 31, 2022, our debt leverage based on purchase price was approximately 69%. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders if distributions are resumed. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

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

As of December 31, 2022, we had the following loans outstanding: (i) on June 28, 2017, we, through the JPM Borrower, entered into the Fayetteville JPM Mortgage Loan, (ii) on February 23, 2018, we, through three property-owning special purpose entities wholly-owned by our operating partnership, entered into the Freddie Mac Utah Loans, (iii) on August 31, 2018, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Freddie Mac Courtyard Loan, and (iv) on August 31, 2018, we, through the Initial KeyBank Bridge Borrowers, entered into the Courtyard Bridge Loans.

The JPM Mortgage Loan is secured by a first mortgage on the Fayetteville Property, each Freddie Mac Utah Loan is secured by a first mortgage on the Wellington, Cottonwood Creek, and Charleston properties, and the Freddie Mac Courtyard Loan is secured by a first mortgage on the Courtyard Property. The Courtyard Bridge Loans are secured by: a pledge of certain equity interests held by our Sponsor and certain of its subsidiaries and an entity controlled by our Chairman (certain of such interests were subsequently released from the pledge); a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, Charleston, and Courtyard properties; a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Public Offering; the right, title and interest in and to the bank account in which such equity interest proceeds will be deposited; and a pledge of distributions received by an affiliate of our Sponsor. We are required to apply net proceeds from the issuance of equity interests in us, to the repayment of the Courtyard Bridge Loans, unless KeyBank otherwise consents. Each of the JPM Mortgage Loan, the Freddie Mac Utah Loans, the Freddie Mac Courtyard Loan, and the Courtyard Bridge Loans (collectively, the “Outstanding Loans”) also imposes a number of financial covenant requirements on us and, in certain cases, on our Chairman. If we, or the other parties to the Outstanding Loans, as the case may be, should breach certain of those financial or other covenant requirements, or otherwise default on any of the Outstanding Loans, then the lenders with respect thereto, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, the respective lenders, as the case may be, could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us. In addition, the Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

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

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our capital and operating needs.

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2022, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs.

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

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2022, we owned one student housing property and four senior housing properties. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2022, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	2016	University of Arkansas	$615	198	589	99.1%

(1)
Calculated based on our base rental revenue earned during the year ended December 31, 2022 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of December 31, 2022.

As of December 31, 2022, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,908	119	81.5%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,865	112	86.6%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,462	64	90.6%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,989	309	90.2%
Total				$4,709	604	87.9%

(1)
Calculated based on our revenue earned during the year ended December 31, 2022 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2022.

ITEM 3. LEGAL PROCEEDINGS

(a)
From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2022, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.
(b)
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 24, 2023, we had approximately 11.6 million shares of Class A common stock outstanding, approximately 0.1 million shares of Class T common stock outstanding, approximately 0.1 million shares of Class W common stock outstanding, approximately 1.1 million shares of Class Y common stock outstanding and approximately 0.2 million shares of Class Z common stock outstanding held by a total of approximately 1,600 stockholders of record.

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

Determination of Estimated Per Share Net Asset Value

On January 17, 2023, the board of directors (the “Board”) of Strategic Student & Senior Housing Trust, Inc. (the "Company," "we," "us," "our"), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established our estimated net asset value per share (“Estimated Per Share NAV”) for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $6.24 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2022. We are providing this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Guidelines”).

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

The Committee approved the engagement of Kroll Real Estate Advisory Group, LLC (“Kroll”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Kroll provided values for our student housing property and four senior housing properties owned as of September 30, 2022 and a calculation of a range of the estimated value per share of our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares as of September 30, 2022. The scope of work conducted by Kroll was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice. Each of the appraisals was prepared by Kroll personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Kroll to assist management in the allocation of purchase price for its student housing and senior housing property acquisitions and to perform a net asset value calculation for us for the periods ended June 30, 2020 (as Duff & Phelps, LLC, the predecessor to Kroll) and December 31, 2021. Other than its engagement as described herein, Kroll does not have any direct or indirect material interest in any transaction with us or our Advisor. We do not believe that there are any material conflicts of interest between Kroll, on the one hand, and us or our Advisor, on the other hand. We have agreed to indemnify Kroll against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of the Company’s assets and liabilities, the Committee concluded that the range in estimated value per share of $5.32 to $7.28, with an approximate mid-range value of $6.24, as indicated in the valuation report provided by Kroll (the “Valuation Report”) was reasonable and recommended to the Board that it adopt $6.24 as the Estimated Per Share NAV for the Company’s Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares. The Board unanimously agreed upon the Estimated Per Share NAV of $6.24 recommended by the Committee, which determination is ultimately and solely the responsibility of the Board.

The table below sets forth the calculation of our estimated value per share as of September 30, 2022, and the Company's previous estimated value per share as of December 31, 2021:

	September 30, 2022	December 31, 2021
Assets
Investments in Real Estate Assets
Senior Living Properties	$195,900,000	$204,200,000
Student Housing Properties	55,800,000	100,800,000
Total Market Value	$251,700,000	$305,000,000(1)

Other Assets
Cash & Cash Equivalents	$12,531,012	$7,846,130
Restricted Cash	3,143,056	2,038,450
Minority Interest Investments	-	412,695
Prepaids, Accounts Receivable, and Misc.	1,399,576	1,423,097
Total Other Assets	$17,073,644	$11,720,372

Liabilities
Fair Value of Debt	$155,596,428	$207,528,537
Accounts Payable and Accrued Expenses	3,667,725	3,488,196
Due to Affiliates	12,471,927	11,680,699
Distributions Payable	5,196,255	4,264,349
Preferred Equity	10,165,594	10,165,594
Total Liabilities	$187,097,929	$237,127,375

Net Asset Value (NAV)	$81,675,715	$79,592,997
Number of Shares Outstanding	13,089,669	13,088,419

NAV Allocated to Class A Shares	$72,609,487	$70,752,047
Number of Outstanding Class A Shares(2)	11,636,680	11,635,430
NAV Per Share – Class A	$6.24	$6.08

NAV Allocated to Class T Shares	$484,189	$472,158
Number of Outstanding Class T shares	77,598	77,598
NAV Per Share – Class T	$6.24	$6.08

NAV Allocated to Class W Shares	$533,795	$520,531
Number of Outstanding Class W Shares	85,548	85,548
NAV Per Share – Class W	$6.24	$6.08

NAV Allocated to Class Y Shares	$7,009,370	$6,835,201
Number of Outstanding Class Y Shares	1,123,349	1,123,349
NAV Per Share – Class Y	$6.24	$6.08

NAV Allocated to Class Z Shares	$1,038,874	$1,013,060
Number of Outstanding Class Z Shares	166,494	166,494
NAV Per Share – Class Z	$6.24	$6.08

(1) Includes an adjustment of $5.4 million above the midpoint estimated market value of Appraised Properties provided by Kroll in the Valuation Report as of December 31, 2021. This adjustment was based on the Board's assessment of the Company's portfolio, the trends in senior housing occupancy, the growth remaining in various properties, and the estimated range of values provided by Kroll in the valuation report.

(2) Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to our independent directors.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the Board considered the recommendation of the Committee, the Valuation Report provided by Kroll, and information provided by our management. Our goal in calculating the Estimated Per Share NAV is to arrive at a value that is reasonable and supportable using what the Committee and the Board each deems to be appropriate valuation methodologies and assumptions. For additional details, please see the recent market conditions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein, and in our quarterly reports filed with the SEC. Future valuations of our properties or other assets and liabilities could continue to be affected by COVID-19 or any associated weakened economic conditions.

The following is a summary of the valuation methodologies and assumptions used by the Board to value our assets and liabilities.

Real Estate Properties

We engaged Kroll to provide an appraisal, as of September 30, 2022, of our student housing property and our four senior housing properties (the “Appraised Properties”). Kroll’s opinion of value used in calculating the Estimated Per Share NAV above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of MAI.

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

The sales comparison approach is a valuation technique that provides an estimation of value based on what other purchasers and sellers in the market have agreed to as price for comparable improved properties. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset. Kroll did not conduct a full analysis using the sales comparison approach, but did utilize the sales comparison approach to provide support for its value estimate. The Tallahassee Property was valued at the sale price of $50 million in the report as of December 31, 2021.

We acquired the Appraised Properties for an aggregate purchase and development price of approximately $237.5 million. As of September 30, 2022, the total appraised midpoint value of the individual Appraised Properties as provided by Kroll using the valuation method described above was approximately $251.7 million. This represents an approximate 6% increase in the total value of the Appraised Properties over the aggregate purchase price.

The following summarizes the key assumptions that were used by Kroll to arrive at the midpoint estimated market value of the senior housing properties valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	6.75% to 7.00%	6.85%
Discount rate	8.25% to 8.50%	8.35%
Annual rent growth rate (market)	3.00% to 5.00%	3.50%
Operating expense margin	55% to 72.5%	59.14%
Holding period	5 years	N/A

The following summarizes the key assumptions that were used by Kroll to arrive at the midpoint estimated market value of the student housing property valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	5.50%	5.50%
Discount rate	6.75%	6.75%
Annual rent growth rate (market)	3.00%	3.00%
Annual expense growth rate	3.00%	3.00%
Holding period	5 years	N/A

While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $267.4 million. Similarly, an increase in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $238.0 million. Assuming all other factors remain unchanged, a decrease in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $256.9 million. Similarly, an increase in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $246.4 million.

Debt

The estimated value of the aggregate debt was equal to the aggregate amount of all principal balances outstanding as of September 30, 2022. The fair value of the aggregate debt was estimated by Kroll based on a comparison of the contractual terms of our debt instruments against market terms. As of September 30, 2022, the estimated fair value and aggregate amount of all principal balances outstanding of the debt were each approximately $155.6 million, representing a below market debt valuation of approximately $8.8 million.

Other Assets and Liabilities

The carrying values of the majority of the other assets and liabilities were considered to equal their book value. Adjustments to the GAAP carrying basis of certain assets were made to other assets in accordance with the IPA Guidelines.

Limitations of Estimated Value Per Share

Current FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by the Board is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange. The estimated asset values may not represent current market value or book value. The estimated value of the Appraised Properties does not necessarily represent the value we would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties. We have been and may continue to be negatively impacted by COVID-19. The full magnitude of the pandemic and its ultimate effect on any future calculations of estimated net asset value per share is highly uncertain and cannot be predicted at this time.

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

Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2022. The Estimated Per Share NAV per share was based upon 13,089,669 shares of equity interests as of September 30, 2022, which was comprised of (i) 11,636,680 outstanding shares of Class A common stock outstanding and unvested restricted stock issued to our independent directors, plus (ii) 77,598 outstanding shares of Class T common stock, plus (iii) 85,548 outstanding shares of Class W common stock, plus (iv) 1,123,349 outstanding shares of Class Y common stock, plus (v) 166,494 outstanding shares of Class Z common stock.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For the year ended December 31, 2020, all of our cash distributions constituted a non-taxable return of capital. We did not make any distributions during the year ended December 31, 2021. For the year ended December 31, 2022, we made a special one-time distribution in connection with the sale of the Tallahassee property.

The following table shows the distributions we have paid in cash for the year ended December 31, 2022. We did not make any distributions during the year ended December 31, 2021:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share
4th Quarter 2022	$1,022	$522,553	$0.04

On March 30, 2020, based upon various factors, including the uncertainty relating to the COVID-19 pandemic and its potential impact on us and our overall financial results, our board of directors suspended distributions to our stockholders. We made a special one-time distribution in connection with the sale of the Tallahassee property. No other distributions have been made subsequent to the first quarter of 2020. If we begin paying distributions again, we expect that, over the long term, a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2022, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,290,842
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,290,842

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under our incentive plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. At this time, we have no plans to issue any awards under our incentive plan, except for the granting of restricted stock to our independent directors. As of December 31, 2022, we had approximately 13,083,419 outstanding shares of common stock.

Redemption Program

Prior its suspension, our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the year ended December 31, 2022, we did not redeem any shares.

Our share redemption program is presently suspended. See Note 8 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of December 31, 2022, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On January 17, 2023, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.24 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2022.

As of December 31, 2022 we owned one student housing property and four senior housing properties.

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

At our student housing properties, during the majority of the 2020/2021 academic year, both universities served by our properties cancelled in-person classes and commenced online classes to support social distancing that resulted in a portion of our residents returning home to continue their learning online. In addition, our properties limited all in-person property tours to appointment only and community events were cancelled. At the beginning of the 2021/2022 academic year, both universities reopened and instruction platforms primarily returned back to an on-campus, classroom instruction mode and both properties had occupancies over 92% throughout the year ended December 31, 2021. On January 6, 2022, we sold the Tallahassee property to an unaffiliated third party. Occupancy at our Fayetteville property was over 99% as of December 31, 2022. Our pre-leasing for academic year 2023/2024 is currently at approximately 100% at our Fayetteville property serving the University of Arkansas. If the University of Arkansas reverts its instruction platform back to online only or a hybrid model due to a COVID-19 variant surge, the occupancy, leasing and related revenue of our Fayetteville property could be adversely affected.

At our senior housing properties, during the majority of 2020, we limited visitors to our properties to essential visitors, including employees, care providers and medical personnel and family members. Also, in-person prospective resident property tours were either restricted or very limited. The protective measures implemented at our properties and the local government “stay at home” mandates limited our ability to accept new residents and influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. Subsequent to the success of vaccination clinics in the spring of 2021 and the easing of local government COVID restrictions, we expanded in-person prospective resident tours and resumed certain community activities. As a result, we experienced an increase in occupancy during the second quarter of 2021 in our senior housing property portfolio. During the second half of 2021, however, COVID-19 variant breakthrough infections had a negative impact on operations at our senior housing properties. These breakthrough infections resulted in resident hospitalizations, temporary community lockdowns, restricted family visitations, and staffing shortages. During the year ended December 31, 2022 we have experienced strong move in activity; however, we continue to incur incremental, COVID-19 related expenses, which includes personal protective equipment, labor shortages, and third party contract services.

We expect the COVID-19 pandemic will continue to adversely affect our financial condition and results of operations, including but not limited to, our occupancy, leasing and related revenues, and additional expenses, including labor and personal protective equipment, as described above. The full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity will depend on future developments which are highly uncertain and cannot be predicted at this time.

Student Housing

As of December 31, 2022, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	2016	University of Arkansas	$615	198	589	99.1%
Total

(1)
Calculated based on our base rental revenue earned during the year ended December 31, 2022 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of December 31, 2022.

Senior Housing

As of December 31, 2022, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$4,908	119	81.5%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	3,865	112	86.6%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,462	64	90.6%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	4,989	309	90.2%
Total				$4,709	604	87.9%

(1)
Calculated based on our revenue earned during the year ended December 31, 2022 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2022.

Critical Accounting Policies and Estimates

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our consolidated financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Results of Operations

Overview

For the years ended December 31, 2022 and 2021, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

Comparison of the Years Ended December 31, 2022 and 2021

Leasing and Related Revenues - Student

Leasing and related revenues - student for the year ended December 31, 2022 were approximately $4.5 million, as compared to approximately $8.1 million for the year ended December 31, 2021, a decrease of approximately $3.6 million. Approximately $3.9 million of the decrease was attributable to the sale of the Tallahassee property in January 2022, offset by an approximately $0.3 million increase in revenue at our Fayetteville property. We expect leasing and related revenues – student to fluctuate in future periods for the Fayetteville Property commensurate with our leasing activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for each of the year ended December 31, 2022 were approximately $29.9 million, as compared to approximately $26.2 million for the year ended December 31, 2021, an increase of approximately $3.7 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity. However, future COVID-19 variant surges could cause governmental orders to be reinstated, influencing care givers and prospective residents to elect to delay move-ins to our properties, and leasing and related revenue of our senior housing properties will be adversely affected.

Property Operating Expenses - Student

Property operating expenses - student for the year ended December 31, 2022, were approximately $2.7 million, as compared to $4.1 million for the year ended December 31, 2021, a decrease of approximately $1.4 million. The decrease is primarily attributable to the sale of the Tallahassee property in January 2022. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the year ended December 31, 2022 were approximately $21.6 million, as compared to $19.2 million for the year ended December 31, 2021, an increase of approximately $2.3 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs including an increase in payroll due to an increase in employee headcount and turnover costs to fill vacancies.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the year ended December 31, 2022 were approximately $2.4 million, as compared to $2.8 million for the year ended December 31, 2021, a decrease of approximately $0.4 million. The decrease is primarily due to reduced asset management fees attributable to the sale of our Tallahassee property in January 2022. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were approximately $1.7 million, as compared to approximately $1.3 million for the year ended December 31, 2021, an increase of approximately $0.4 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, and accounting expenses. The increase was primarily due to accounting and legal expense. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the year ended December 31, 2022 were approximately $7.4 million, as compared to approximately $9.3 million for the year ended December 31, 2021, a decrease of approximately $1.9 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. Intangible amortization expense consists of the amortization of intangible assets, which is comprised of in-place lease assets resulting from our property acquisitions. The decrease is primarily attributable to the sale of the Tallahassee property in January 2022, and the intangible amortization related to our senior housing properties, which became fully amortized during the first quarter of 2021.

Gain on the Sale of Real Estate, net

Gain on the sale of real estate, net for the year ended December 31, 2022 and 2021 was approximately $12.1 million and none, respectively. The net gain was related to the sale of the Tallahassee property on January 6, 2022.

Interest Expense

Interest expense for the year ended December 31, 2022 was approximately $8.3 million, as compared to approximately $9.5 million for the year ended December 31, 2021, a decrease of approximately $1.2 million. Interest expense relates to debt financings used to acquire our student housing property and senior housing properties. The decrease is primarily attributable to the sale of the Tallahassee property on January 6, 2022 and the related payment in full of the $23.5 million Tallahassee Nationwide mortgage loan and the $17 million paydown of the KeyBank Bridge Loans. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the year ended December 31, 2022 was approximately $0.4 million, as compared to approximately $0.5 million for the year ended December 31, 2021. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Forgiveness of PPP Loans

During the year ended December 31, 2021, our applications for forgiveness for all of the PPP loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the years ended December 31, 2022 and 2021 was approximately $2.0 million and none, respectively. The increase is primarily attributable to approximately $1.9 million in yield maintenance fees, and the write-off of unamortized debt issuance costs related to the Tallahassee Nationwide mortgage loan paid off in connection with the sale of the Tallahassee property in January 2022.

Other

Other income for the year ended December 31, 2022 was approximately $0.6 million as compared to approximately $1.2 million for the year ended December 31, 2021, a decrease of approximately $0.6 million. During 2021, other income was primarily related to stimulus grants received from the U.S. Department of Health and Human Services, as a result of the Coronavirus Aid, Relief, and Economic Security Act. The funds were received based on assessed revenue losses and expenses at our senior care facilities, attributed to COVID-19. During 2022, other income primarily related to our equity method investment in Power 5 Conference Student Housing, which sold its two remaining student housing assets that the DST owned, and making a final distribution to us totaling approximately $1.0 million, resulting in a gain of approximately $0.6 million.

Comparison of the Years Ended December 31, 2021 and 2020

The results of operations and cash flows for the years ended December 31, 2021 compared to December 31, 2020 were included in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC on March 22, 2022.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31, 2022	December 31, 2021	Change
Net cash flow provided by (used in):
Operating activities	$(88,267)	$718,550	$(806,817)
Investing activities	45,452,185	574,498	44,877,687
Financing activities	(42,703,889)	(861,461)	(41,842,428)

Cash flows (used in) provided by operating activities for the years ended December 31, 2022 and 2021 were approximately ($0.1) million and approximately $0.7 million, respectively, a change of approximately ($0.8) million. The decrease in cash provided by operating activities was primarily the result of a decrease in cash provided by operating assets and liabilities, due to the sale of the Tallahassee property on January 6, 2022.

Cash flows provided by investing activities for the years ended December 31, 2022 and 2021 were approximately $45.5 million and approximately $0.6 million, respectively, a change of approximately $44.9 million. The increase in cash provided by investing activities is primarily the result of the net proceeds from the sale of the Tallahassee property in January 2022.

Cash flows used in financing activities for the years ended December 31, 2022 and 2021 were approximately ($42.7) million and ($0.9) million, respectively, a change of approximately ($41.8) million. The decrease in cash used in financing activities is primarily the result of the repayment of the entire principal balance of the Tallahassee Nationwide Loan totaling approximately $23.5 million and the principal payment of the KeyBank Bridge Loans of approximately $17.7 million in connection with the sale of the Tallahassee property in January 2022.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, regularly scheduled debt service payments, and capital expenditures. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of our cash on hand, proceeds from net cash provided by property operations, proceeds from secured or unsecured financing from banks or other lenders, issuance of preferred units in our Operating Partnership, and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, and working capital, to the extent not funded by cash provided by operating activities. However, volatility in the debt and equity markets and continued and/or further impact of COVID-19, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

Distribution Policy

In order to retain cash and preserve financial flexibility in light of the impact that COVID-19 has had and could continue to have on our business and the uncertainty as to the ultimate severity, duration, and effects of the outbreak, on March 30, 2020, our board of directors approved the suspension of all distributions to our stockholders. During the year ended December 31, 2022, we made a special one-time distribution in connection with the sale of the Tallahassee property.

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

The following shows our distributions paid and the sources of such distributions for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022		Year Ended December 31, 2021
Distributions paid in cash — common stockholders	$522,553			$—
Distributions paid in cash — Operating Partnership unitholders	1,022			—
Distributions reinvested	—			—
Total distributions	$523,575		$
Source of distributions
Cash flows provided by operations	$—	0.0%		$—	0.0%
Proceeds from our offerings	—	0.0%		—	0.0%
Proceeds from sale of asset	523,575	100.0%		—	0.0%
Offering proceeds from distribution reinvestment plan	—	0.0%		—	0.0%
Total sources	$523,575	100.0%		$—	0.0%

We commenced paying distributions in September 2017. From our inception through December 31, 2022, we paid cumulative distributions of approximately $17.3 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $69.1 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $62.3 million.

For the year ended December 31, 2022, we paid a special one-time distribution of approximately $0.5 million related to the gain from the sale of the Tallahassee property and our net loss attributable to our common stockholders was approximately $0.5 million. Net loss attributable to our common stockholders for the year ended December 31, 2022 includes non-cash depreciation and amortization of approximately $7.4 million, and no acquisition related expenses. SAM Preferred Investor, LLC, a subsidiary of our Sponsor and holder of the Series A Cumulative Redeemable Preferred Units, waived its rights to this one-time distribution from the Operating Partnership in order for the Company to make this one-time special distribution to its stockholders in order to comply with the REIT distribution requirements under the Code.

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

Indebtedness

As of December 31, 2022, our total indebtedness was approximately $163.8 million, which included approximately $137.5 million in fixed rate debt and $26.3 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

In May 2020, we, through wholly-owned subsidiaries of our Operating Partnership, entered into four PPP Loans for payroll and related costs at each of our senior housing properties for a total of $1.95 million in the aggregate. Each PPP Loan had a term of two years, accrued interest at a rate of 1.00%, and was eligible for prepayment in whole or in part without penalty. No interest payments were due until the end of the deferral period in September 2021. The proceeds from the PPP Loans were used primarily for payroll costs, as defined by the CARES Act. During the year ended December 31, 2021 our applications for forgiveness for all of the PPP Loans were accepted and we recognized approximately $2.0 million in debt forgiveness and the related accrued interest in other income in our accompanying consolidated statements of operations.

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

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million by October 31, 2021, we were required to start making principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum SOFR of 0.25%. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized to pay interest but must generally be replenished. See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. In connection with the sale of the Tallahassee property, we paid $17 million toward the principal of the KeyBank Bridge Loans. On October 28, 2022, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2024.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments due during the years ending December 31:
	Total	2023	2024-2025	2026-2027	Thereafter
Debt interest (1)	$33,066,605	$8,804,679	$11,933,117	$10,092,991	$2,235,818
Debt principal (1)	163,830,044	2,280,592	58,767,697	3,898,889	98,882,866
Total contractual obligations	$196,896,649	$11,085,271	$70,700,814	$13,991,880	$101,118,684
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

As of December 31, 2022, our debt consisted of approximately $163.8 million, which included approximately $137.5 million in fixed rate debt and $26.3 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.3 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2022:

	Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt	$1,680,592	$31,251,707	$1,799,440	$1,900,615	$1,998,274	$98,882,866	$137,513,494
Average interest rate	4.79%	4.94%	4.94%	4.94%	4.94%	4.94%	4.79%
Variable rate debt	$600,000	$25,716,550	$—	$—	$—	$—	$26,316,550
Average interest rate(1)	8.42%	8.42%	—	—	—	—	8.42%

(1)
The average interest rate was calculated based on the rate in effect on December 31, 2022.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we are a non-accelerated filer, this report does not include an attestation report of our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2022, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2023 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	56	Chairman of the Board and Director	10/2016 – present
John Strockis	65	Chief Executive Officer and President	10/2016 – present
Matt F. Lopez	45	Chief Financial Officer, Treasurer, and Secretary	12/2020 – present
Stephen G. Muzzy	55	Independent Director	2/2018 – present
Brent Chappell	58	Independent Director	2/2018 – present

H. Michael Schwartz. Mr. Schwartz serves as the Chairman of the board and a director. Mr. Schwartz has served as director since our initial formation and served as our Chief Executive Officer from our initial formation through March 2022. Mr. Schwartz also serves as the Chief Executive Officer of our Advisor and Sponsor. He also serves as Executive Chairman and Chief Executive Officer of SmartStop. He served as Chief Executive Officer of SmartStop from January 2013 until June 2019. He also serves as Chief Executive Officer and Chairman of Strategic Storage Growth Trust II, Inc. (“SSGT II”), a private, non-traded REIT that, until June 2019, was sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in June 2022. Mr. Schwartz serves as Chief Executive Officer and Chairman of Strategic Storage Trust VI, Inc. (“SST VI”), a public non-traded REIT sponsored by an affiliate of our Sponsor, and Strategic Storage Growth Trust III, Inc. (“SSGT III”), a private non-traded REIT sponsored by an affiliate of our Sponsor. He served as Chief Executive Officer of SST IV, a public non-traded self storage REIT that, until June 2019, was sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. He served as Chief Executive Officer and Chairman of SSGT, a public non-traded self storage REIT sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in January 2019. Mr. Schwartz served as Chief Executive Officer, President, and Chairman of SmartStop Self Storage, Inc. (“SmartStop Self Storage”) from August 2007 until the merger of SmartStop Self Storage with Extra Space Storage, Inc. (“Extra Space”) on October 1, 2015. Since February 2008, Mr. Schwartz has also served as Chief Executive Officer of Strategic Storage Holdings, LLC (“SSH”). Prior to this time, Mr. Schwartz held various roles in the real estate and financial services industries, which includes more than 25 years of real estate, securities, and corporate financial management experience. Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

John Strockis. Mr. Strockis is our Chief Executive Officer and President. He has served as our Chief Executive Officer since March 2022, our President since July 2019, and was our Chief Investment Officer from February 2018 until March 2022. He was our Senior Vice President — Acquisitions from our formation until February 2018. Mr. Strockis is also President & Chief Investment Officer for our Sponsor, positions he has held since April 2022 and July 2019, respectively. Previously, he served as the Chief Investment Officer — Student & Senior Housing for our Sponsor from February 2018 until July 2019, and Senior Vice President — Acquisitions for our Sponsor from July 2016 until February 2018. He is also Chief Executive Officer of our Advisor, a position he has held since April 2022 and previously served as Chief Investment Officer of our Advisor from July 2019 until April 2022 and Senior Vice President — Acquisitions of our Advisor from October 2016 until July 2019. He is directly responsible for all non-self storage commercial property acquisitions, which includes student and senior housing. Mr. Strockis has more than 30 years of commercial real estate experience. Beginning in January 2011, Mr. Strockis was an active member of the board of directors of Sunwest Bank, serving as a member of its audit, compensation and directors investment committees, until his term expired in June 2018. From August 2014 until May 2016, Mr. Strockis worked as an Executive Managing Director with an Orange County-based brokerage company. Prior to that, Mr. Strockis served as the President and then Chief Executive Officer of MarWest Commercial Real Estate Services, the nation’s largest commercial association manager, from March 2011 to August 2014 until its sale to FirstService Residential. From April 2009 until March 2011, Mr. Strockis served as Executive Managing Director at Voit Real Estate Services, where he was in charge of the Asset Services business group. In this role, Mr. Strockis worked with banks and lenders on distressed properties such as multi-family housing, office, industrial, research and development, land and retail assets to underwrite, reposition and asset manage properties prior to resale. At its peak, Mr. Strockis oversaw a 7 million square foot portfolio of distressed assets across the country. From March 2008 until December 2008, Mr. Strockis served as Senior VP of Acquisitions for ScanlanKemperBard acquiring value-add commercial office and retail properties in the Western United

States. Prior to that, Mr. Strockis worked at CBRE for 24 years in various positions including Senior Director of Acquisitions at CBRE Global Investors, now one of the world’s largest commercial real estate advisors. While at CBRE, Mr. Strockis led a national acquisition effort of office, industrial, research and development, and retail properties closing over $2 billion in transactions. Mr. Strockis graduated from UCLA with a Bachelor’s degree in Economics.

Matt F. Lopez. Mr. Lopez is our Chief Financial Officer and Treasurer, positions he has held since December 2020, and is also our Secretary, a position he has held since March 2022. He also served as Chief Financial Officer and Treasurer for SSGT II, positions he has held from July 2019 until that company’s merger with a subsidiary of SmartStop in June 2022. Mr. Lopez serves as Chief Financial Officer and Treasurer for SST VI and SSGT III, positions he has held since October 2020 and February 2022, respectively. Mr. Lopez served as Chief Financial Officer and Treasurer of SST IV from January 2017 until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. From January 2017 until July 2019, he also served as the Chief Financial Officer of SST IV’s related advisor entity and, from January 2017 until June 2019, he served as Chief Financial Officer and Treasurer of SmartStop. Previously, from October 2015 to January 2017, Mr. Lopez served as a Controller for SmartStop Asset Management and, in such capacity, was assigned to the accounting, financial management, and SEC and regulatory reporting of SmartStop. He also served as a Controller of SmartStop Self Storage from November 2014 until its merger with Extra Space in October 2015. From 2000 to 2014, Mr. Lopez was with PricewaterhouseCoopers LLP, holding various positions including audit senior manager from 2008 to 2014. In his 14 years in public accounting, Mr. Lopez had extensive experience in the real estate industry working with REITs, real estate investment funds, homebuilders and land development companies. He is a Certified Public Accountant, licensed in California, and a member of the American Institute of Certified Public Accountants. Mr. Lopez holds a B.A. degree from the University of California, Los Angeles.

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

Brent Chappell. Mr. Chappell is one of our independent directors and is the chairman of our nominating and corporate governance committee and compensation committee and a member of our audit committee. Mr. Chappell is also an independent director of SSGT III. He has 35 years of experience in real estate portfolio management and financing, including serving in different roles over the past 16 years at various healthcare REITs. From July 2017 through May 2022, Mr. Chappell was Executive Vice President – Portfolio Manager at Sabra Health Care REIT, Inc., or Sabra, a REIT focused on leasing healthcare properties to tenants and operators throughout the United States and Canada, a position he has held since July 2017. Prior to Sabra, Mr. Chappell was Senior Vice President of Investment and Portfolio Management at LTC Properties, Inc., or LTC, from June 2014 to June 2017 and a Vice President of Investment and Portfolio Management at LTC from June 2013 to June 2014. LTC is a REIT that invests in senior housing and healthcare properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions, including mezzanine lending. Prior to LTC, Mr. Chappell was Vice President of Portfolio Management at Nationwide Health Properties, Inc., which was acquired by Ventas, Inc. in June 2011. Mr. Chappell served in that role from March 2006 to February 2012. Nationwide Health Properties, Inc. was a REIT that invested primarily in healthcare real estate in the United States, and Ventas, Inc. is a REIT with investments in the United States, Canada and the United Kingdom. Mr. Chappell also served as Director, Asset Management for Pacific Life and in various asset and portfolio management positions for Catellus Development Corporation and The Koll Company. Mr. Chappell graduated with a B.A. in Political Science and Business Administration from the University of California, Los

Angeles, has an MBA from the University of California, Irvine, and has a Master of Aging Services Management from the University of Southern California.

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

A majority of our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse certain expenses pursuant to our Advisory Agreement. However, as a result of the suspension of our Public Offering in the first quarter of 2020, none of our executive officers’ time was spent on matters connected to our Public Offering during the year ended December 31, 2022, and accordingly, there were no such fees or reimbursements to our Advisor during the fiscal year. During the year ended December 31, 2022, we reimbursed our Sponsor for $245, which is the amount of premiums paid on a life insurance policy our Sponsor has purchased for the benefit of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2022—Director Life Insurance Policies,” below.

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

Director Compensation for the Year Ended December 31, 2022

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$245	$245
Stephen G. Muzzy	$47,000	(3)	$11,400	$—	$—	$—	$491	$58,891
Brent Chappell	$44,500	(4)	$11,400	$—	$—	$—	$491	$56,391

(1) This column represents the full grant date fair value in accordance with FASB ASC Topic 718.

(2) Represents payment of life insurance premiums, as discussed below.

(3) Amount includes total fees earned or paid during the year ended December 31, 2022, of which $2,500 was earned during the year ended December 31, 2021, and was paid during 2022.

(4) Amount includes total fees earned or paid during the year ended December 31, 2022, of which $2,000 was earned during the year ended December 31, 2021, and was paid during 2022.

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

Cash Compensation to Directors

Beginning on May 1, 2018, the effective date of our public offering (the “Public Offering”), each of our independent directors was entitled to a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attended by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the Audit Committee if there was a meeting of such committee). For the year ended December 31, 2022, the directors earned an aggregate of approximately $0.1 million.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Mr. Muzzy and Mr. Chappell have each received a total of 8,750 shares of restricted stock of which 5,625 shares had vested as of December 31, 2022. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

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

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2022, there were approximately 1,290,842 shares available for issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

Director Life Insurance Policies

Our Sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2022, we reimbursed our Sponsor for the total premiums paid on such life insurance policies, which was $1,227. Of this amount, $245 was attributed to the policy covering H. Michael Schwartz, $491 was attributed to the policy covering Stephen G. Muzzy and $491 was attributed to the policy covering Brent Chappell. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2022, decisions regarding director compensation were made by our Compensation Committee, consisting of our two independent directors, Messrs. Chappell and Muzzy, with Mr. Chappell serving as Chairman of the Compensation Committee. No member of the Compensation Committee served as an officer or employee of us or any of our affiliates during 2022, and none had any relationship requiring disclosure by us under Item 404 of Regulation

S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of March 24, 2023, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 13.1 million shares of common stock issued and outstanding as of March 24, 2023.

	Common Stock
	Beneficially Owned(1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
Directors and Executive Officers
H. Michael Schwartz, Chairman of the Board and Director (3)	111.11	*
John Strockis, Chief Executive Officer and President	—	—
Matt F. Lopez, Chief Financial Officer, Treasurer, and Secretary	—	—
Stephen G. Muzzy, Independent Director	5,625.00	*
Brent Chappell, Independent Director	5,625.00	*
All directors and executive officers as a group	11,361.11	*
5% or Greater Stockholders
Comrit Investments 1, LP	1,085,972.85	8.3%

* Represents less than 1% of our outstanding common stock as of March 24, 2023.

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 24, 2023. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

We are or have been a party to agreements giving rise to material transactions between us and our affiliates, including, but not limited to our Advisory Agreement, our Advisor Funding Agreement, our Dealer Manager Agreement with our Former Dealer Manager, our Unit Purchase Agreement, and our Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2022. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

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

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2022.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to our Advisory Agreement, beginning four fiscal quarters after the commencement of our Public Offering, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined therein, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined therein, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2022, our Advisor paid approximately $3.2 million in operating expenses on our behalf, and we reimbursed approximately $1.8 million in operating expenses to our Advisor.

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

Dealer Manager Agreement

Our Sponsor indirectly previously owned a 15% beneficial non-voting equity interest in Select Capital Corporation, our Former Dealer Manager, and affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

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

The Preferred Investor has not made any additional investments in the year ended December 31, 2022. As of December 31, 2022, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $4.9 million.

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

We paid our Transfer Agent a one-time setup fee and will pay our Transfer Agent the following fees: (i) a fixed distribution fee of $11,910 per quarter, (ii) a one-time account setup fee of $80 per account, (iii) a monthly fee of $4.62 per open account per month, (iv) a one-time transfer fee of $80 per each transferred account, (v) a monthly portal fee of $0.35 per account, and (vi) a phone call fee of $6.00 per each investor call received. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2022 and 2021 and for the years then ended, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2022 and 2021, respectively, are set forth in the table below:

	BDO USA, LLP for the Year Ended December 31, 2022	BDO USA, LLP for the Year Ended December 31, 2021
Audit Fees	$218,705	$155,132
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$218,705	$155,132

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

All services rendered by BDO in the years ended December 31, 2022 and 2021 were pre-approved in accordance with the policies set forth above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

10.15

Multifamily Deed of Trust, Assignment of Rents and Security Agreement, between SSSHT PropCo 4522 S 1300 E, LLC and KeyBank National Association, dated February 23, 2018, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on March 29, 2018, Commission File No. 333-220646

10.16

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

10.30

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

10.31

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

10.37	Second Amendment to Second Amended and Restated Credit Agreement, by and among SSSHT Operating Partnership, L.P., H. Michael Schwartz, Noble PPS, LLC and SmartStop Asset Management, LLC as

borrower, and KeyBank National Association, as lender, dated March 29, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646
10.38

Second Omnibus Amendment and Reaffirmation of Loan Documents, by and among SSSHT Operating Partnership, L.P., Noble PPS, LLC, Strategic Student & Senior Housing Trust, Inc., SSSHT Student Holdco, LLC, SSSHT Senior Holdco, LLC, SSSHT TRS, Inc., Encore Capital Group, LLC and KeyBank National Association, dated March 29, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 29, 2019, Commission File No. 333-220646

10.39 10.40

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

10.41	Tallahassee Sale Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 1, 2021, Commission File No. 333-220646
10.42*	Seventh Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2022
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
101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Year Ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 24, 2023.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

By:	/s/ John Strockis
John Strockis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Strockis	Chief Executive Officer and President	March 24, 2023
John Strockis	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	March 24, 2023
Matt F. Lopez

/s/ H. Michael Schwartz	Chairman of the Board of Directors	March 24, 2023
H. Michael Schwartz

/s/ Stephen G. Muzzy	Independent Director	March 24, 2023
Stephen G. Muzzy

/s/ Brent Chappell	Independent Director	March 24, 2023
Brent Chappell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish a proxy statement to security holders subsequent to the filing of this Annual Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Strategic Student & Senior Housing Trust, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Student & Senior Housing Trust, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 24, 2023

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS
Real estate facilities:
Land	$16,908,000	$16,908,000
Buildings	197,087,925	196,276,241
Site improvements	3,587,917	3,587,917
Furniture, fixtures and equipment	10,422,712	9,262,158
	228,006,554	226,034,316
Accumulated depreciation	(33,485,918)	(26,070,030)
	194,520,636	199,964,286
Construction in process	1,762,703	81,552
Real estate held for investment, net	196,283,339	200,045,838
Real estate held for sale, net	—	38,554,387
Total real estate facilities, net	196,283,339	238,600,225
Cash and cash equivalents	10,321,573	7,846,130
Restricted cash	2,223,036	2,038,450
Other assets	1,626,150	1,835,792
Total assets	$210,454,098	$250,320,597
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt:
Debt, net	$162,815,965	$181,125,866
Debt related to real estate held for sale, net	—	23,364,487
Total Debt, net	162,815,965	204,490,353
Accounts payable and accrued liabilities	3,676,672	3,488,196
Due to affiliates	13,084,087	11,680,699
Distributions payable	5,520,981	4,264,349
Total liabilities	185,097,705	223,923,597
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,630,430 and 11,627,930 shares issued and outstanding at December 31, 2022 and 2021, respectively	11,630	11,627
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at December 31, 2022 and 2021.	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at December 31, 2022 and 2021.	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at December 31, 2022 and 2021.	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at December 31, 2022 and 2021.	167	167
Additional paid-in capital	97,715,025	97,700,779
Distributions	(17,722,288)	(17,199,735)
Accumulated deficit	(69,056,360)	(68,522,116)
Total Strategic Student & Senior Housing Trust, Inc. equity	10,949,461	11,992,009
Noncontrolling interests in our Operating Partnership	(1,109,272)	(1,111,213)
Total equity	9,840,189	10,880,796
Total liabilities, temporary equity, and equity	$210,454,098	$250,320,597

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues:
Leasing and related revenues – student	$4,522,789	$8,090,778	$7,391,722
Leasing and related revenues – senior	29,908,045	26,179,636	26,154,203
Total revenues	34,430,834	34,270,414	33,545,925
Operating expenses:
Property operating expenses – student	2,657,691	4,098,690	3,847,661
Property operating expenses – senior	21,562,383	19,227,624	18,385,825
Property operating expenses – affiliates	2,436,654	2,832,734	2,832,797
General and administrative	1,718,876	1,278,446	1,508,517
Depreciation	7,415,888	8,674,660	8,647,065
Intangible amortization expense	—	626,332	3,819,600
Total operating expenses	35,791,492	36,738,486	39,041,465
Gain on sale of real estate, net	12,101,937	—	—
Income (loss) from operations	10,741,279	(2,468,072)	(5,495,540)
Other income (expense):
Interest expense	(8,266,519)	(9,533,011)	(9,801,601)
Interest expense – debt issuance costs	(370,415)	(468,703)	(559,183)
Forgiveness of PPP Loans	—	1,971,157	—
Loss on extinguishment of debt	(1,985,602)	—	—
Other	606,608	1,168,175	750,574
Net income (loss)	725,351	(9,330,454)	(15,105,750)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,256,632)	(1,171,988)	(1,108,852)
Less: Accretion of preferred equity costs	—	(7,765)	(15,526)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	(2,963)	22,666	32,683
Net loss (income) attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(534,244)	$(10,487,541)	$(16,197,445)
Net loss per Class A share – basic and diluted	$(0.04)	$(0.80)	$(1.24)
Net loss per Class T share – basic and diluted	$(0.04)	$(0.80)	$(1.24)
Net loss per Class W share – basic and diluted	$(0.04)	$(0.80)	$(1.24)
Net loss per Class Y share – basic and diluted	$(0.04)	$(0.80)	$(1.24)
Net loss per Class Z share – basic and diluted	$(0.04)	$(0.80)	$(1.24)
Weighted average Class A shares outstanding – basic and diluted	11,622,536	11,619,060	11,609,243
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,525
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,506
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,085,183
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	165,608

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

Years Ended December 31, 2022, 2021 and 2020

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2019	11,565,901	$11,566	76,991	$77	85,198	$86	768,611	$768	159,070	$159	$93,609,304	$(15,238,571)	$(41,837,130)	$36,546,259	$(1,051,914)	$35,494,345	$10,142,303	$4,723,961
Gross proceeds from issuance of common stock	—	—	—	—	—	—	349,320	349	6,989	7	3,313,317	—	—	3,313,673	—	3,313,673	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(614,085)	—	—	(614,085)	—	(614,085)	—	—
Adjustment to offering costs (Note 7)											503,373			503,373	—	503,373
Reimbursement of offering costs by Advisor (Note 7)	—	—	—	—	—	—	—	—	—	—	839,548	—	—	839,548	—	839,548	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(626,649)	—	—	(626,649)	—	(626,649)	—	626,649
Redemptions of common stock	(3,544)	(4)	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(1,961,164)	—	(1,961,164)	—	(1,961,164)	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,950)	(3,950)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,108,852)	—
Issuance of shares for distribution reinvestment plan	60,573	60	607	1	350	1	5,418	5	435	1	626,581	—	—	626,649	—	626,649	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	25,043	—	—	25,043	—	25,043	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(16,197,445)	(16,197,445)	—	(16,197,445)	1,108,852
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,683)	(32,683)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,526	—
Balance as of December 31, 2020	11,625,430	11,625	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,676,432	(17,199,735)	(58,034,575)	22,455,201	(1,088,547)	21,366,654	10,157,829	5,350,610
Issuance of restricted stock	2,500	2	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,171,988)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	24,347	—	—	24,347	—	24,347	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(10,487,541)	(10,487,541)	—	(10,487,541)	1,171,988	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,666)	(22,666)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,765	—
Balance as of December 31, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,700,779	$(17,199,735)	$(68,522,116)	$11,992,009	$(1,111,213)	$10,880,796	$10,165,594	$5,350,610
See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (Continued)

Years Ended December 31, 2022, 2021 and 2020

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,700,779	$(17,199,735)	$(68,522,116)	$11,992,009	$(1,111,213)	$10,880,796	$10,165,594	$5,350,610
Distributions	—	—	—	—	—	—	—	—	—	—	—	(522,553)	—	(522,553)	—	(522,553)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,022)	(1,022)	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,256,632)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	14,246	—	—	14,246	—	14,246	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(534,244)	(534,244)	—	(534,244)	1,256,632	—
Net income attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,963	2,963	—	—
Balance as of December 31, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,715,025	$(17,722,288)	$(69,056,360)	$10,949,461	$(1,109,272)	$9,840,189	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022, 2021, and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net income (loss)	$725,351	$(9,330,454)	$(15,105,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,415,888	9,300,992	12,466,665
Amortization of debt issuance costs	370,415	468,703	559,183
Stock based compensation expense related to issuance of restricted stock	14,246	24,347	25,043
Forgiveness of PPP Loans	—	(1,971,157)	—
Loss on extinguishment of debt	1,985,602	—	—
Gain on sale of real estate, net	(12,101,937)	—	—
Gain on equity method investment	(573,430)	(484,488)	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(172,386)	207,144	167,077
Accounts payable and accrued liabilities	844,596	(133,803)	(411,357)
Due to affiliates	1,403,388	2,637,266	1,904,913
Net cash provided by (used in) operating activities	(88,267)	718,550	(394,226)
Cash flows from investing activities:
Additions to real estate	(4,030,077)	(1,106,197)	(1,458,034)
Net proceeds from sale of real estate	48,503,131	—	—
Settlement of company owned life insurance	—	328,172	433,040
Distributions of capital from equity method investments	979,131	1,352,523	—
Net cash provided by (used in) investing activities	45,452,185	574,498	(1,024,994)
Cash flows from financing activities:
Proceeds from issuance of PPP Loans	—	—	1,950,000
Principal payments of KeyBank Bridge Loans	(17,650,000)	(50,000)	(3,099,934)
Repayment of Tallahassee Nationwide mortgage loan	(23,500,000)	—	—
Scheduled principal payments of mortgage loans	(937,856)	(646,586)	(507,064)
Debt issuance costs	(92,458)	(164,875)	(480,165)
Gross proceeds from issuance of common stock	—	—	3,313,673
Offering costs	—	—	(265,910)
Reimbursement of offering costs by Advisor	—	—	245,557
Redemptions of common stock	—	—	(30,392)
Distributions paid to common stockholders	(522,553)	—	(1,316,247)
Distributions paid to Operating Partnership unitholders	(1,022)	—	(3,950)
Net cash used in financing activities	(42,703,889)	(861,461)	(194,432)
Net change in cash, cash equivalents, and restricted cash	2,660,029	431,587	(1,613,652)
Cash, cash equivalents, and restricted cash, beginning of year	9,884,580	9,452,993	11,066,645
Cash, cash equivalents, and restricted cash, end of year	$12,544,609	$9,884,580	$9,452,993
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$8,241,981	$9,548,429	$9,575,395
Additions to real estate and construction in process in accounts payable and accrued liabilities	$371,341	$5,347	$40,642
Offering costs included in accounts payable and accrued liabilities or due to affiliates	$—	$—	$348,172
Adjustment to offering costs included in due to affiliates	$—	$—	$(1,097,364)
Distributions payable to preferred unit holders in our operating partnership	$1,256,632	$1,171,988	$1,788,727
Issuance of shares pursuant to distribution reinvestment plan	$—	$—	$626,649

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y and Class Z) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. On March 30, 2020, our board of directors approved the suspension of our distributions which included the distribution reinvestment plan and no shares have been issued subsequently. Through our distribution reinvestment plan, we have issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders both of which remained suspended as of December 31, 2022. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 17, 2023, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.24 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2022.

As of December 31, 2022, we owned one student housing property and four senior housing properties.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of December 31, 2022, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). We terminated the Dealer Management Agreement on June 16, 2020 in accordance with its provisions. Our Former Dealer Manager was responsible for marketing our shares offered pursuant to our offerings. Our Sponsor previously owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Please see Note 7 – Related Party Transactions for additional detail.

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

December 31, 2022

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. For the years ended December 31, 2022 and 2021, we experienced lower occupancy at our senior housing properties, which has adversely impacted our leasing and related revenues. Additionally, we incurred incremental expenses related to COVID-19, including enhanced sanitization, acquisition of personal protective equipment, and additional labor costs at our senior housing properties. The extent and duration to which our operations’ cash flows, financial condition and liquidity will be impacted is highly uncertain and cannot be predicted.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of December 31, 2022, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

December 31, 2022

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

During the years ended December 31, 2022 and 2021, we did not acquire any properties or incur any acquisition-related transaction costs.

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

December 31, 2022

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including any that may be held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2022 and 2021, no impairment losses were recognized.

Revenue Recognition and Accounts Receivable

Our student housing property is typically leased by the bed with fixed terms on an individual lease basis, often with parental guarantees. Substantially all of our leases coincide with the university’s academic year but generally commence in August and terminate in July. We bill residents on a monthly basis, which is generally due at the beginning of the month. Residents have access to their units along with the property’s amenities (i.e., study rooms, exercise facilities, common areas, etc.). The units are generally fully equipped (i.e., kitchen facilities, washer/dryer, etc.). We do not provide any food or other similar services.

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

Additionally, we have elected to adopt a practical expedient not to separate lease and nonlease components, which can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and nonlease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under ASC Topic 842, and contracts that are predominantly service-based would be accounted for under ASC Topic 606. Lease and nonlease revenue components that are accounted for within the scope of ASC Topic 842 are:

•
Student leasing revenues recognized on a straight-line basis over the term of the contract. Other lease related revenues recognized in the period earned.
•
Senior lease revenues are recorded monthly pursuant to the agreements with our residents. The majority of such revenue is attributable to the portion of the base monthly lease fee related to the non-service component of the lease. The service component of the base monthly lease fee is also recognized pursuant to ASC Topic 842 as they are not the predominate component, the service timing and pattern of the service components are the same as the lease component, and the lease component, if separately accounted for, would be classified as an operating lease.

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For the years ended December 31, 2022, 2021 and 2020, revenues totaling approximately $0.4 million, $0.3 million, and $0.3 million, respectively, are included in "Leasing and related revenues - senior".

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of both December 31, 2022 and 2021, approximately $70,000 was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Grant Income

Stimulus grants received from the U.S. Department of Health and Human Services, as a result of the Coronavirus Aid, Relief, and Economic Security Act, are included in other income in the accompanying consolidated statements of operations in the period in which they were received. These funds were received based on assessed revenue losses and expenses at our senior care facilities attributed to COVID-19. The Company recognized approximately $0.8 million in other income related to the stimulus grants in each of the years ended December 31, 2021 and 2020. The Company did not recognize any grant income for the year ended December 31, 2022.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. For the year ended December 31, 2022, the gross amount allocated to in-place leases was approximately $19.6 million, and accumulated amortization of in-place lease intangibles totaled approximately $19.6 million. For the year ended December 31, 2021, the gross amount allocated to in-place leases was approximately $22.3 million and accumulated amortization of in-place lease intangibles totaled approximately $22.3 million.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $1.0 million and $1.4 million as of December 31, 2022 and 2021, respectively.

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

December 31, 2022

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

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value, the cost is recognized over the relevant service period, and we have elected to record forfeitures as they occur.

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

The table below summarizes our fixed rate debt payable at December 31, 2022 and 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)(2)
Fixed Rate Secured Debt	$129,350,000	$136,661,663	$163,300,000	$160,765,350

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

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgement about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance asset, is included in the tax provision when such changes occur.

As of December 31, 2022, and 2021, we had no current tax provision, and we had a deferred tax asset related to net operating losses of approximately $5.0 million and $3.6 million, respectively. Deferred tax assets related to other book temporary differences as of December 31, 2022, and 2021, were approximately $0.3 million, for both years. In addition, as of December 31, 2022, and 2021, we had a deferred tax liability of approximately $0.1 million, and $0.3 million, respectively, related to depreciation and other temporary book to tax differences. Net deferred tax assets as of December 31, 2022, and 2021, were approximately $5.2 million, and $3.6 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not. The valuation allowance is associated with the federal and state income tax net operating losses.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The Company had consolidated pretax net loss attributable to our common stockholders of approximately $0.5 million, $10.5 million, $16.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, with an effective tax rate of 0% for all three periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable the non-taxable REIT income and the full valuation allowance.

As of December 31, 2022, the gross federal net operating losses are approximately $19.7 million. The gross state net operating losses are approximately $25.6 million. The state net operating losses expire between 2033 and 2037. The tax years 2018 through 2021 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgement. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2022 and 2021, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Concentration

No single student nor senior resident represents a significant concentration of our revenues. For the month of December 2022, approximately 47.5%, 39.1%, and 13.4% of our rental income was concentrated in Oregon, Utah, and Arkansas, respectively.

Preferred Equity in our Operating Partnership

We classify our Preferred Units (as defined in Note 5 – Preferred Equity in our Operating Partnership) on our consolidated balance sheets using the guidance in ASC 480‑10‑S99. The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. Additionally, the holder can elect to redeem if any of the following events outside our control occur: i) change of control; ii) a breach of protective provisions; iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Preferred Stock as temporary equity.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares as such shares were antidilutive. Such unvested shares totaled approximately 6,250, 7,500, and 8,125 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 3. Real Estate Facilities and Real Estate Held for Sale

The following summarizes the activity in the real estate facilities during the years ended December 31, 2022 and 2021:

Real estate facilities
Balance at December 31, 2020	$270,002,163
Additions - Student	203,195
Additions - Senior	878,873
Real estate reclassified to held for sale	(45,049,915)
Balance at December 31, 2021	226,034,316
Additions - Student	211,583
Additions - Senior	1,760,655
Balance at December 31, 2022	$228,006,554

Accumulated depreciation
Balance at December 31, 2020	$(23,890,898)
Depreciation expense	(8,674,660)
Accumulated depreciation reclassified to held for sale	6,495,528
Balance at December 31, 2021	(26,070,030)
Depreciation expense	(7,415,888)
Balance at December 31, 2022	$(33,485,918)

Real Estate Disposition and Held for Sale

The results of operations for the Tallahassee student housing property, which was classified as held for sale as of December 31, 2021, is included in continuing operations on the Company's consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, revenues totaling approximately $0.2 million, $4.1 million, and $3.6 million, respectively, are included in "Leasing and related revenues - student". Expenses totaling approximately $0.1 million, $1.7 million, and $1.7 million are included in "Property operating expenses - student" for each of the years ended December 31, 2022, 2021, and 2020, respectively.

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

Note 4. Debt

The Company’s outstanding debt (including debt related to real estate held for sale) is summarized as follows:

Loan	December 31, 2022	December 31, 2021	Interest Rate	Maturity Date
Fayetteville-JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Freddie Mac Utah loans (2)	45,039,660	45,751,350	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	62,973,834	63,200,000	4.86%	9/1/2028
Utah Bridge Loan (4)	—	4,985,595	N/A	N/A
Courtyard Initial Bridge Loan (5)	26,316,550	27,000,000	8.42%	4/30/2024
Courtyard Delayed Draw Commitment (4)	—	11,980,955	N/A	N/A
Debt issuance costs, net	(1,014,079)	(1,292,034)
Debt, net	162,815,965	181,125,866
Tallahassee-Nationwide mortgage loan (6)	—	23,500,000	N/A	N/A
Debt issuance costs held for sale, net	—	(135,513)
Debt related to real estate held for sale, net	—	23,364,487
Total debt, net	$162,815,965	$204,490,353

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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
(4)
On January 6, 2022, in conjunction with the sale of the Tallahassee property, we repaid $17 million of the KeyBank Bridge loans, of which we repaid in full the Utah Bridge Loan and the Courtyard Delayed Draw Commitment.
(5)
The variable rate reflected in the table was the rate in effect as of December 31, 2022. On October 28, 2022, we amended the Courtyard Initial Bridge Loan such that the loan maturity date was extended to April 30, 2024.
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

The JPM Mortgage Loan has a term of seven years and requires payments of interest only for such period, with the principal balance due upon maturity (July 1, 2024). The JPM Mortgage Loan bears interest at a fixed rate of 4.20%. The JPM Mortgage Loan may be prepaid at any time, upon 30 days’ written notice, in whole but not in part, subject to a prepayment penalty. If the prepayment occurs during the last 90 days of the term of the loan, no prepayment penalty will be required.

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

The JPM Mortgage Loan contains a number of other customary terms and covenants. The JPM Borrower maintains separate books and records and its separate assets and credit (including the Fayetteville Property) are not available to pay our other debts. As of December 31, 2022, we were in compliance with these covenants.

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

December 31, 2022

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. During the term of the Freddie Mac Utah Loans, we are required to maintain a net worth equal to or greater than $15 million and an initial liquidity requirement equal to or greater than $4.8 million. On January 6, 2022, in conjunction with the sale of the Tallahassee property, the Utah Bridge Loan was paid in full and the liquidity requirement on the Freddie Mac Utah Loans was reduced to $3 million.

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

December 31, 2022

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

The Utah Bridge Loan bore interest at a rate of 1-month LIBOR plus 400 basis points. As amended, the Utah Bridge Loan was secured by (i) a pledge of certain equity interests held by an entity controlled by our Chairman; (ii) a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, and Charleston properties; (iii) a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Primary Offering; (iv) a pledge of the bank account in which such equity interest proceeds will be deposited; (v) a pledge of distributions received by an affiliate of our Sponsor; (vi) additional collateral, as described below under the heading “Courtyard Bridge Loans,” below; and (vii) a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities (the “Utah Collateral”).

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

December 31, 2022

they are secured by the same pool of collateral and subject to the same general restrictions, each as described above under the heading “Utah Bridge Loan” and within this section.

Pursuant to the terms of the Courtyard Bridge Loans, the Utah Bridge Loan was amended to add two additional tranches: (i) an initial loan of $27 million (the “Courtyard Initial Bridge Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Courtyard Delayed Draw Commitment”). The KeyBank Bridge Borrowers utilized the Courtyard Initial Bridge Loan for the purpose of funding a portion of the purchase price for the Courtyard Property. The Courtyard Delayed Draw Commitment was utilized primarily to fund the costs and expenses associated with the Memory Care Expansion. The Courtyard Property contained developable land in which construction of an additional 23 units of memory care (the “Memory Care Expansion”) was completed in November 2019.

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended, based on their terms to April 30, 2020 upon the payment of a fee equal to 0.50% of the outstanding principal balance of the loans at the time of the extension. On February 27, 2020, we amended the Courtyard Bridge Loans such that the loan maturity date was extended to April 30, 2021 and certain of the covenants were revised accordingly. On November 13, 2020, we entered into the Fifth Amendment, pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required to start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million by October 31, 2021, we were required to start making principal payments of $50,000 per month until such reduction is reached. Pursuant to the Fifth Amendment, we were also required to fund a reserve comprised of six months of interest payments, which may be utilized but must generally be replenished. If the KeyBank Bridge Borrowers are unable to satisfy the Courtyard Bridge Loans through the required payments or to refinance the loans prior to maturity, the Company would be obligated to repay the Courtyard Bridge Loans pursuant to its guaranty. If the Company is unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the Courtyard Bridge Loans, as discussed below.

On November 9, 2021, we amended the KeyBank Bridge Loans such that the maturity date was further extended to April 30, 2023. On January 6, 2022, in conjunction with the sale of the Tallahassee property, we repaid all of the outstanding principal balance of approximately $12.0 million on the Courtyard Delayed Draw Commitment.

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

The Courtyard Bridge Loans, bear interest at a rate of 1-month SOFR plus 400 basis points which totaled approximately 8.42% as of December 31, 2022. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Courtyard Initial Bridge Loans. As of December 31, 2022, we were in compliance with these covenants.

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2022:

2023	$2,280,592
2024	56,968,257
2025	1,799,440
2026	1,900,615
2027	1,998,274
2028	98,882,866
Total payments	163,830,044
Non-revolving debt issuance costs, net	(1,014,079)
Total	$162,815,965

The KeyBank Bridge Loans contain certain financial covenants. As of December 31, 2022, we were in compliance with these covenants. As a result of the termination of our Primary Offering and the adverse financial impact to our properties due to the COVID-19 pandemic, we may not be in compliance with certain financial covenants in future periods. If the KeyBank Bridge Borrowers are unable to satisfy the KeyBank Bridge Loans through the required payments or to refinance the loan prior to maturity, the Company would be obligated to repay the KeyBank Bridge Loans pursuant to its guaranty. If the Company is unable to satisfy its guaranty, KeyBank would have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the KeyBank Bridge Loans, as discussed above.

If necessary, we will request that our lender, KeyBank, grant covenant relief, as well as extend the maturity date of the KeyBank Bridge Loans. If we are unable to obtain covenant relief or extend the maturity date of the loans, we plan to seek other sources of financing with a different lender. Alternatively, we could also sell one or more of the properties we currently own to generate proceeds that could be used to satisfy these loans.

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

December 31, 2022

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

As of December 31, 2022 and 2021, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $4.9 million and $3.6 million, respectively, which are included in accrued distributions payable in the accompanying consolidated balance sheets.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The following table summarizes information for the reportable segments for the years ended December 31, 2022, 2021, and 2020:

	Years ended December 31,
	Student Housing			Senior Housing			Corporate and Other			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Leasing and leasing related revenues	$4,522,789	$8,090,778	$7,391,722	$29,165,124	$25,891,856	$25,848,217	$—	$—	$—	$33,687,913	$33,982,634	$33,239,939
Other revenues	—	—	—	742,921	287,780	305,986	—	—	—	$742,921	$287,780	$305,986
Property operating expenses	(2,657,691)	(4,098,690)	(3,847,661)	(21,562,383)	(19,227,624)	(18,385,825)	—	—	—	$(24,220,074)	$(23,326,314)	$(22,233,486)
Net operating income	1,865,098	3,992,088	3,544,061	8,345,662	6,952,012	7,768,378	—	—	—	10,210,760	10,944,100	11,312,439
Property operating expenses - affiliates	493,302	945,223	944,851	1,943,352	1,887,511	1,887,946	—	—	—	2,436,654	2,832,734	2,832,797
General and administrative	—	—	—	—	—	—	1,718,876	1,278,446	1,508,517	1,718,876	1,278,446	1,508,517
Depreciation	1,831,648	3,236,924	3,343,055	5,567,841	5,422,949	5,289,624	16,399	14,787	14,386	7,415,888	8,674,660	8,647,065
Intangible amortization expense	—	—	—	—	626,332	3,819,600	—	—	—	—	626,332	3,819,600
Interest expense	1,239,001	2,141,400	2,141,400	7,027,518	7,391,611	7,660,201	—	—	—	8,266,519	9,533,011	9,801,601
Interest expense – debt issuance costs	56,556	105,983	105,983	313,859	362,720	453,200	—	—	—	370,415	468,703	559,183
Forgiveness of PPP Loans	—	—	—	—	(1,971,157)	—	—	—	—	—	(1,971,157)	—
Loss on extinguishment of debt	1,985,602	—	—	—	—	—	—	—	—	1,985,602	—	—
Gain on sale of real estate, net	(12,101,937)	—	—	—	—	—	—	—	—	(12,101,937)	—	—
Other (income) loss	—	—	—	1,113	(832,336)	(836,729)	(607,721)	(335,839)	86,155	(606,608)	(1,168,175)	(750,574)
Net income (loss)	$8,360,926	$(2,437,442)	$(2,991,228)	$(6,508,021)	$(5,935,618)	$(10,505,464)	$(1,127,554)	$(957,394)	$(1,609,058)	$725,351	$(9,330,454)	$(15,105,750)

The following table summarizes our total assets by segment:

Segments	December 31, 2022	December 31, 2021
Student housing	$45,184,980	$85,907,495
Senior housing	155,404,239	156,861,266
Corporate and other	9,864,879	7,551,836
Total assets	$210,454,098	$250,320,597

Note 7. Related Party Transactions

Fees to Affiliates

In connection with our Public Offering, we entered into an advisory agreement with our Advisor ( as amended, the "Advisory Agreement”) and a dealer manager agreement with our Former Dealer Manager (as amended, the “Dealer Manager Agreement”) which entitle our Advisor and our Former Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us. On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020.

The Advisory Agreement, Dealer Manager Agreement, and transfer agent agreement (the “Transfer Agent Agreement”), entitle our Advisor, our Former Dealer Manager and our Transfer Agent to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor and our Transfer Agent in providing services to us.

Organization and Offering Costs

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

December 31, 2022

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

The Advisory Agreement and provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2022, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2022

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

We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2022, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

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

Affiliated Former Dealer Manager

Our Sponsor previously owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018.

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

December 31, 2022

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2022 and 2021, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2022 and 2021:

	Year Ended December 31, 2021			Year Ended December 31, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$319,570	$327,738	$—	$453,432	$453,432	$—
Transfer Agent expenses	134,962	134,962	—	103,782	103,782	—
Asset management fees	2,356,805	187,300	7,917,986	1,942,698	1,033,266	8,833,418
Property management oversight fees	475,929	—	1,615,832	493,956	—	2,103,788
Disposition Fee	—	—	—	250,000	250,000	—
Capitalized
Acquisition expenses	—	—	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Offering costs	—	—	166,881	—	—	166,881
Total	$3,287,266	$650,000	$11,680,699	$3,243,868	$1,840,480	$13,084,087

Please see Note 4 – Debt and Note 5 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Investment in Reno Student Housing, DST

In October 2017, we invested in a private placement offering by Reno Student Housing, DST (“Reno Student Housing”) using proceeds from our Private Offering of approximately $1.03 million for an approximately 2.6% beneficial interest. Reno Student Housing was a Delaware statutory trust and an affiliate of our Sponsor. Reno Student Housing owned a student housing property located in Reno, Nevada (the “Reno Property”). We determined that Reno Student Housing was a VIE of which we were not the primary beneficiary, as we did not have the power to direct the most significant activities of the entity nor did we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Reno Student Housing was accounted for under the equity method of accounting. Reno Student Housing sold the student housing property located in Reno, Nevada on December 14, 2021, and made a final distribution to us totaling approximately $1.4 million. As a result, we recognized a gain of approximately $0.5 million which is included in other income in the accompanying consolidated statement of operations, during the year ended December 31, 2021.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Investment in Power 5 Conference Student Housing I, DST

In October 2018, we invested approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing was a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owned two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina. We determined that Power 5 Conference Student Housing was a VIE of which we are not the primary beneficiary, as we did not have the power to direct the most significant activities of the entity nor did we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Power 5 Conference Student Housing was accounted for under the equity method of accounting. On February 9, 2022, Power 5 Conference Student Housing sold the two student housing assets that the DST owned and made a final distribution to us totaling approximately $1.0 million. As a result, we recognized a gain of approximately $0.6 million which is included in other income in the accompanying consolidated statement of operations, during the year ended December 31, 2022.

Note 8. Commitments and Contingencies

Property Management

Our student housing property is managed by a third-party student housing manager. Pursuant to our property management agreements, we pay a monthly management fee, plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances, we pay a construction management fee for certain construction management services. The property management agreement has a one year term and automatically renew for successive one year periods thereafter, unless we or the third-party student housing manager provides prior written notice at least 30 days prior to the expiration of the term. The agreement is also subject to other customary termination provisions.

Our senior housing properties are managed by third-party senior living operators. Pursuant to the respective property management agreement, we pay a monthly management fee plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances, we may pay a construction management fee for certain construction management services. Additionally, such operators may be entitled to a performance based incentive fee, based on the performance of the property. The property management agreements have an original term of three to five years and automatically renew for successive one year periods thereafter, unless we or the operator provide prior written notice at least 180 days prior to the expiration of the term. The agreements are also subject to customary termination provisions including a termination fee if the agreement is terminated in certain circumstances.

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

December 31, 2022

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of December 31, 2022.

As a result of our board of directors approving an estimated net asset value per share on January 17, 2023, the per share price for the repurchase of a given class of shares is equal to the then-current estimated net asset value per share for such class of shares; however, as noted elsewhere, our Share Redemption Program is currently suspended.

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

For the years ended December 31, 2021 and 2022, we did not receive any redemption requests.

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

Note 9. Subsequent Events

None.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2022

			Initial Cost to Company				Gross Carrying Amount at December 31, 2022
Description	ST	Encumbrance	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total (3)		Accumulated Depreciation (3)	Date of Construction	Date Acquired
Fayetteville	AR	$29,500,000	$4,903,000	$48,477,000	$53,380,000	$985,044	$4,903,000	$49,462,044	$54,365,044		$(9,744,660)	2016	6/28/2017
Wellington	UT	27,567,287	2,520,000	43,567,489	46,087,489	1,467,347	2,520,000	45,034,836	47,554,836		(6,751,813)	1999	2/23/2018
Cottonwood Creek	UT	8,965,682	3,026,000	12,327,209	15,353,209	811,771	3,026,000	13,138,980	16,164,980		(2,474,185)	1982	2/23/2018
Charleston	UT	8,506,691	763,000	11,533,180	12,296,180	294,552	763,000	11,827,732	12,590,732		(2,025,971)	2005	2/23/2018
Courtyard	OR	62,973,834	5,696,000	77,657,563	83,353,563	13,922,308	5,696,000	91,579,871	97,275,871		(12,422,505)	1992-2019	8/31/2018
Total		$137,513,494	$16,908,000	$193,562,441	$210,470,441	$17,481,022	$16,908,000	$211,043,463	$227,951,463	(1)	$(33,419,134)

(1)
The aggregate cost of real estate for United States federal income tax purposes is $257,467,689.
(2)
Building and improvements include land improvements and furniture, fixtures and equipment.
(3)
Excludes corporate real estate facilities and related accumulated depreciation.

S-32

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022, 2021 and 2020

Activity in real estate facilities during 2022, 2021 and 2020 was as follows:

	2022	2021	2020
Real estate facilities
Balance at beginning of year	$226,034,316	$270,002,163	$268,740,745
Additions - Student	211,583	203,195	187,673
Additions - Senior	1,760,655	878,873	1,073,745
Real estate reclassified to held for sale	—	(45,049,915)	—
Balance at end of year	$228,006,554	$226,034,316	$270,002,163
Accumulated depreciation
Balance at beginning of year	$(26,070,030)	$(23,890,898)	$(15,243,833)
Depreciation expense	(7,415,888)	(8,674,660)	(8,647,065)
Accumulated depreciation reclassified to held for sale	—	6,495,528	—
Balance at end of year	$(33,485,918)	$(26,070,030)	$(23,890,898)
Construction in process
Balance at beginning of year	$81,552	$103,413	$198,222
Additions	3,653,389	1,060,207	1,166,609
Assets placed into service	(1,972,238)	(1,082,068)	(1,261,418)
Balance at end of year	$1,762,703	$81,552	$103,413
Real estate held for sale, net	$-	$38,554,387	$-
Real estate held for investment, net	$196,283,339	$200,045,838	$246,214,678

S-33