Form 10-Q
period 2023-06-30
Strategic Student & Senior Housing Trust, Inc.
filed 2023-08-07
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

FORM 10-Q

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Student & Senior Housing Trust, Inc. (the "Company"), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; (ii) potential future outbreaks of infectious diseases or other health concerns, which could adversely affect the Company’s business and its tenants; and (iii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to retain our executives and key employees; and increased operating costs due to labor market challenges and macroeconomic factors such as inflation.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (the "SEC") and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate facilities:
Land	$16,908,000	$16,908,000
Buildings	198,766,483	197,087,925
Site improvements	3,587,917	3,587,917
Furniture, fixtures and equipment	11,372,160	10,422,712
	230,634,560	228,006,554
Accumulated depreciation	(37,019,683)	(33,485,918)
	193,614,877	194,520,636
Construction in process	568,862	1,762,703
Total real estate facilities, net	194,183,739	196,283,339
Cash and cash equivalents	7,347,639	10,321,573
Restricted cash	2,941,341	2,223,036
Other assets	1,355,243	1,626,150
Total assets	$205,827,962	$210,454,098
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$161,834,007	$162,815,965
Accounts payable and accrued liabilities	3,737,041	3,676,672
Due to affiliates	14,301,755	13,084,087
Distributions payable	6,175,515	5,520,981
Total liabilities	186,048,318	185,097,705
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,632,930 and 11,630,430 shares issued and outstanding at June 30, 2023 and December 31, 2022 , respectively.	11,632	11,630
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at June 30, 2023 and December 31, 2022	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at June 30, 2023 and December 31, 2022	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at June 30, 2023 and December 31, 2022	167	167
Additional paid-in capital	97,721,391	97,715,025
Distributions	(17,722,288)	(17,722,288)
Accumulated deficit	(74,628,425)	(69,056,360)
Total Strategic Student & Senior Housing Trust, Inc. equity	5,383,764	10,949,461
Noncontrolling interests in our Operating Partnership	(1,120,324)	(1,109,272)
Total equity	4,263,440	9,840,189
Total liabilities, temporary equity, and equity	$205,827,962	$210,454,098

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Leasing and related revenues – student	$1,186,239	$1,055,296	$2,403,190	$2,253,206
Leasing and related revenues – senior	8,055,116	7,501,417	15,938,961	14,459,979
Total revenues	9,241,355	8,556,713	18,342,151	16,713,185
Operating expenses:
Property operating expenses – student	595,807	535,597	1,246,210	1,163,505
Property operating expenses – senior	5,714,029	5,276,026	11,452,572	10,489,220
Property operating expenses – affiliates	618,620	608,516	1,234,484	1,208,875
General and administrative	748,887	405,756	1,250,637	779,757
Depreciation	1,747,497	1,844,244	3,533,765	3,675,253
Total operating expenses	9,424,840	8,670,139	18,717,668	17,316,610
Gain on sale of real estate, net	—	—	—	12,101,937
Income (loss) from operations	(183,485)	(113,426)	(375,517)	11,498,512
Other income (expense):
Interest expense	(2,243,495)	(1,990,145)	(4,452,445)	(3,943,653)
Interest expense – debt issuance costs	(80,214)	(95,082)	(160,428)	(190,163)
Loss on extinguishment of debt	—	—	—	(1,985,602)
Other	58,861	12,001	59,808	581,469
Net income (loss)	(2,448,333)	(2,186,652)	(4,928,582)	5,960,563
Less: Distributions to preferred unitholders in our Operating Partnership	(331,681)	(310,577)	(654,534)	(612,558)
Net loss (income) attributable to the noncontrolling interests in our Operating Partnership	5,682	3,479	11,051	(10,477)
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(2,774,332)	$(2,493,750)	$(5,572,065)	$5,337,528
Net income (loss) per Class A share – basic	$(0.21)	$(0.19)	$(0.43)	$0.41
Net income (loss) per Class A share – diluted	$(0.21)	$(0.19)	$(0.43)	$0.41
Net income (loss) per Class T share – basic and diluted	$(0.21)	$(0.19)	$(0.43)	$0.41
Net income (loss) per Class W share – basic and diluted	$(0.21)	$(0.19)	$(0.43)	$0.41
Net income (loss) per Class Y share – basic and diluted	$(0.21)	$(0.19)	$(0.43)	$0.41
Net income (loss) per Class Z share – basic and diluted	$(0.21)	$(0.19)	$(0.43)	$0.41
Weighted average Class A shares outstanding – basic	11,624,757	11,621,295	11,624,470	11,620,865
Weighted average Class A shares outstanding – diluted	11,624,757	11,621,295	11,624,470	11,627,115
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,700,779	$(17,199,735)	$(68,522,116)	$11,992,009	$(1,111,213)	$10,880,796	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(301,981)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	2,966	—	—	2,966	—	2,966	—	—
Net income attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	7,831,278	7,831,278	—	7,831,278	301,981	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,957	13,957	—	—
Balance as of March 31, 2022	11,627,930	11,627	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,703,745	(17,199,735)	(60,690,838)	19,826,253	(1,097,256)	18,728,997	10,165,594	5,350,610
Issuance of Restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(310,577)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,535	—	—	3,535	—	3,535	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,493,750)	(2,493,750)	—	(2,493,750)	310,577	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,479)	(3,479)	—	—
Balance as of June 30, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,707,280	$(17,199,735)	$(63,184,588)	$17,336,041	$(1,100,735)	$16,235,306	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,715,025	$(17,722,288)	$(69,056,360)	$10,949,461	$(1,109,272)	$9,840,189	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(322,853)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	2,835	—	—	2,835	—	2,835	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,797,733)	(2,797,733)	—	(2,797,733)	322,853	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,370)	(5,370)	—	—
Balance as of March 31, 2023	11,630,430	11,630	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,717,860	(17,722,288)	(71,854,093)	8,154,563	(1,114,642)	7,039,921	10,165,594	5,350,610
Issuance of Restricted stock	2,500	2		—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(331,681)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,531	—	—	3,531	—	3,531	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,774,332)	(2,774,332)	—	(2,774,332)	331,681	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,682)	(5,682)	—	—
Balance as of June 30, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,721,391	$(17,722,288)	$(74,628,425)	$5,383,764	$(1,120,324)	$4,263,440	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,928,582)	$5,960,563
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,533,765	3,675,253
Amortization of debt issuance costs	160,428	190,163
Stock based compensation expense related to issuance of restricted stock	6,366	6,501
Loss on extinguishment of debt	—	1,985,602
Gain on sale of real estate, net	—	(12,101,937)
Gain on equity method investment	—	(573,430)
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	270,908	202,021
Accounts payable and accrued liabilities	667,769	344,327
Due to affiliates	1,217,667	178,090
Net cash provided by (used in) operating activities	928,321	(132,847)
Cash flows from investing activities:
Additions to real estate	(2,041,568)	(905,447)
Net proceeds from sale of real estate	—	48,503,131
Distributions of capital from equity method investment	—	979,131
Net cash (used in) provided by investing activities	(2,041,568)	48,576,815
Cash flows from financing activities:
Principal payments of KeyBank Bridge Loans	(300,000)	(17,000,000)
Repayment of Tallahassee Nationwide mortgage loan	—	(23,500,000)
Scheduled principal payments of mortgage loans	(842,382)	(708,061)
Net cash used in financing activities	(1,142,382)	(41,208,061)
Net change in cash, cash equivalents, and restricted cash	(2,255,629)	7,235,907
Cash, cash equivalents, and restricted cash, beginning of period	12,544,609	9,884,580
Cash, cash equivalents, and restricted cash, end of period	$10,288,980	$17,120,487
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$4,460,589	$4,006,047
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$236,062	$15,433
Distributions payable to preferred unit holders in our Operating Partnership	$654,534	$612,558

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

On May 1, 2018, our registration statement on Form S-11 (File No. 333-220646) (the “Registration Statement”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement registered up to $1.0 billion in shares of common stock for sale to the public (the “Primary Offering”) consisting of three classes of shares — Class A shares, Class T shares, and Class W shares— and up to $95,000,000 in shares of common stock for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering”). Concurrently with our Registration Statement being declared effective, we filed articles of amendment to our charter and articles supplementary to our charter. As a result, all shares issued in our Private Offering were redesignated as Class A shares and the authorized shares were reclassified among Class A shares and two new classes of shares, Class T shares and Class W shares.

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders both of which remain suspended as of June 30, 2023. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

As of June 30, 2023, we owned one student housing property and four senior housing properties.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of June 30, 2023, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

We have no employees. Our advisor is SSSHT Advisor, LLC, a Delaware limited liability company (our “Advisor”), which was formed on October 3, 2016. The majority of the officers of our Advisor are also officers of us and our Sponsor. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the Advisory Agreement, as defined elsewhere herein. Please see Note 7 – Related Party Transactions for additional detail.

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

June 30, 2023

(Unaudited)

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of June 30, 2023, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

During the six months ended June 30, 2023 and 2022, we did not acquire any properties or incur any acquisition-related transaction costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including any that may be held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the six months ended June 30, 2023 and 2022, no impairment losses were recognized.

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

June 30, 2023

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

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For each of the three and six months ended June 30, 2023 and 2022, revenues totaling approximately $0.1 million and $0.2 million, respectively, are included in "Leasing and related revenues - senior".

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of both June 30, 2023 and December 31, 2022, approximately $0.1 million was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.4 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively.

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

June 30, 2023

(Unaudited)

Depreciation of Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 7 years.

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of both June 30, 2023 and December 31, 2022, the gross amount allocated to in-place leases was approximately $19.6 million, and accumulated amortization of in-place lease intangibles totaled approximately $19.6 million for both periods.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $0.9 million as of June 30, 2023 and $1.0 million as of December 31, 2022.

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

June 30, 2023

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

June 30, 2023

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

The table below summarizes our fixed rate debt payable at June 30, 2023 and December 31, 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$128,480,000	$136,671,112	$129,350,000	$137,513,494

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

June 30, 2023

(Unaudited)

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

As of June 30, 2023 and 2022, we had no current tax provision, and we had a deferred tax asset related to net operating losses of approximately $5.3 million and $4.4 million, respectively. Deferred tax assets related to other book temporary differences as of June 30, 2023, and 2022, were approximately $0.2 million and $0.3 million, respectively. In addition, as of June 30, 2023, and 2022, we had a deferred tax liability of approximately $0.1 million, and $0.3 million, respectively, related to depreciation and other temporary book to tax differences. Net deferred tax assets as of June 30, 2023 and 2022, were approximately $5.4 million and $4.4 million, respectively, of which a full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not. The valuation allowance is associated with the federal and state income tax net operating losses.

As of June 30, 2023, the gross federal net operating losses are approximately $21 million. The gross state net operating losses are approximately $27.7 million. The state net operating losses expire between 2033 and 2037. The tax years 2019 through 2022 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgement. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2023 and 2022, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Concentration

No single student nor senior resident represents a significant concentration of our revenues. For the month of June 2023, approximately 47%, 41%, and 12% of our rental income was concentrated in Oregon, Utah, and Arkansas, respectively.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for the three and six months ended June 30, 2023, and for the three months ended June 30, 2022, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for the three and six months ended June 30, 2023, and the three months ended June 30, 2022. For the six months ended June 30, 2022, the dilutive effect of unvested restricted stock totaled 6,250 shares.

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

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the six months ended June 30, 2023:

Real estate facilities
Balance at December 31, 2022	$228,006,554
Additions - Student	38,656
Additions - Senior	2,589,350
Balance at June 30, 2023	$230,634,560
Accumulated depreciation
Balance at December 31, 2022	$(33,485,918)
Depreciation expense	(3,533,765)
Balance at June 30, 2023	$(37,019,683)

Real Estate Disposition

The results of operations for the Tallahassee student housing property, which was classified as held for sale as of December 31, 2021, is included in continuing operations on the Company's consolidated statements of operations. The Tallahassee property was sold on January 6, 2022. For each of the three months ended June 30, 2023 and 2022, no revenues are included in "Leasing and related revenues - student" and no expenses are included in "Property operating expenses - student". For the six months ended June 30, 2023 and 2022, revenues totaling none and $0.2 million, respectively, are included in "Leasing and related revenues - student". Expenses totaling none and approximately $0.1 million are included in "Property operating expenses - student" for the six months ended June 30, 2023 and 2022, respectively

On January 6, 2022, we completed the sale of the Tallahassee property to an unaffiliated third party. The sale price for the Tallahassee Property was $50 million in cash plus the amount of any yield maintenance fees owed by the Company upon repayment of the Tallahassee Nationwide mortgage loan. In connection with the sale, a $0.25 million disposition fee was paid to our Sponsor in accordance with our Second AA Amendment (as defined below). The mortgage loan encumbering the Tallahassee property of approximately $23.5 million and yield maintenance fees of approximately $1.9 million were paid at close. The yield maintenance fees are included in "loss on extinguishment of debt" in the accompanying consolidated statements of operations.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	June 30, 2023	December 31, 2022	Interest Rate	Maturity Date
Fayetteville JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Freddie Mac Utah loans (2)	44,666,773	45,039,660	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	62,504,339	62,973,834	4.86%	9/1/2028
Courtyard Bridge Loans (4)	26,016,550	26,316,550	9.19%	4/30/2024
Debt issuance costs, net	(853,655)	(1,014,079)
Total debt, net	$161,834,007	$162,815,965

(1)
Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity.
(2)
Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule beginning March 2020.
(3)
Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule beginning September 2022.
(4)
The variable rate reflected in the table was the rate in effect as of June 30, 2023.

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

The JPM Mortgage Loan contains a number of other customary terms and covenants. The JPM Borrower maintains separate books and records and its separate assets and credit (including the Fayetteville Property) are not available to pay our other debts. As of June 30, 2023, we were in compliance with these covenants.

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

June 30, 2023

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

We serve as non-recourse guarantor pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. During the term of the Freddie Mac Courtyard Loan, we are required to maintain a net worth equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. Once the Courtyard Bridge Loans are paid in full, the liquidity requirement will be reduced to $4.8 million. We are able to reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. On July 22, 2020, we executed amendments to our guaranty on the Freddie Mac Courtyard Loan to reduce our minimum liquidity requirement to $3.0 million through December 31, 2021. On March 17, 2022, we further extended the reduced liquidity requirement through December 31, 2022.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

June 30, 2023

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

The Courtyard Bridge Loans bear interest at a rate of 1-month SOFR plus 400 basis points which totaled approximately 9.19% as of June 30, 2023. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Courtyard Initial Bridge Loans. As of June 30, 2023, we were in compliance with these covenants.

The Courtyard Bridge Loans mature in April 2024. We are currently evaluating multiple options, which include extending the maturity date of the loans, refinancing with a different lender or related party, or the sale of one or more of the properties we currently own, to satisfy these loans.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2023:

2023	$1,138,210
2024	56,968,257
2025	1,799,440
2026	1,900,615
2027	1,998,274
2028	98,882,866
Total payments	162,687,662
Debt issuance costs, net	(853,655)
Total	$161,834,007

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

June 30, 2023

(Unaudited)

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

As of June 30, 2023 and December 31, 2022, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $5.5 million and $4.9 million, respectively, which are included in distributions payable in the accompanying consolidated balance sheets.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The following tables summarize information for the reportable segments for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Leasing and leasing related revenues	$1,186,238	$1,055,296	$7,934,945	$7,293,605	$—	$—	$9,121,183	$8,348,901
Other revenues	—	—	120,172	207,812	—	—	120,172	207,812
Property operating expenses	(595,807)	(535,597)	(5,714,029)	(5,276,026)	—	—	(6,309,836)	(5,811,623)
Net operating income	590,431	519,699	2,341,088	2,225,391	—	—	2,931,519	2,745,090
Property operating expenses - affiliates	123,593	122,442	495,027	486,074	—	—	618,620	608,516
General and administrative	—	—	—	—	748,887	405,756	748,887	405,756
Depreciation	344,741	457,378	1,398,651	1,382,986	4,105	3,880	1,747,497	1,844,244
Interest expense	309,750	309,750	1,933,745	1,680,395	—	—	2,243,495	1,990,145
Interest expense – debt issuance costs	14,140	14,139	66,074	80,943	—	—	80,214	95,082
Other income (loss)	—	—	—	251	(58,861)	(12,252)	(58,861)	(12,001)
Net income (loss)	$(201,793)	$(384,010)	$(1,552,409)	$(1,405,258)	$(694,131)	$(397,384)	$(2,448,333)	$(2,186,652)

	Six Months Ended June 30,
	Student Housing		Senior Housing		Corporate and Other		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Leasing and leasing related revenues	$2,403,189	$2,253,206	$15,602,866	$14,087,051	$—	$—	$18,006,055	$16,340,257
Other revenues	—	—	336,096	372,928	—	—	336,096	372,928
Property operating expenses	(1,246,210)	(1,163,505)	(11,452,572)	(10,489,220)	—	—	(12,698,782)	(11,652,725)
Net operating income	1,156,979	1,089,701	4,486,390	3,970,759	—	—	5,643,369	5,060,460
Property operating expenses - affiliates	247,689	244,823	986,795	964,052	—	—	1,234,484	1,208,875
General and administrative	—	—	—	—	1,250,637	779,757	1,250,637	779,757
Depreciation	688,981	913,125	2,835,322	2,754,369	9,462	7,759	3,533,765	3,675,253
Interest expense	619,500	619,501	3,832,945	3,324,152	—	—	4,452,445	3,943,653
Interest expense – debt issuance costs	28,280	28,278	132,148	161,885	—	—	160,428	190,163
Loss on extinguishment of debt	—	1,985,602	—	—	—	—	—	1,985,602
Gain on sale of real estate, net	—	(12,101,937)	—	—	—	—	—	(12,101,937)
Other income (loss)	—	—	(446)	331	(59,362)	(581,800)	(59,808)	(581,469)
Net income (loss)	$(427,471)	$9,400,309	$(3,300,374)	$(3,234,030)	$(1,200,737)	$(205,716)	$(4,928,582)	$5,960,563

The following table summarizes our total assets by segment:

Segments	June 30, 2023	December 31, 2022
Student housing	$45,002,121	$45,184,980
Senior housing	153,959,234	155,404,239
Corporate and Other	6,866,607	9,864,879
Total assets	$205,827,962	$210,454,098

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

June 30, 2023

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

June 30, 2023

(Unaudited)

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2023, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

June 30, 2023

(Unaudited)

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

The Dealer Manager Agreement provided that we would cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. The Dealer Manager Agreement provided that we would cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of June 30, 2023, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2022 and the six months ended June 30, 2023, as well as any related amounts payable as of December 31, 2022 and June 30, 2023:

	Year Ended December 31, 2022			Six Months Ended June 30, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$453,432	$453,432	$—	$274,156	$136,589	$137,567
Transfer Agent expenses	103,782	103,782	—	59,028	30,306	28,722
Asset management fees	1,942,698	1,033,266	8,833,418	972,009	183,105	9,622,322
Property management oversight fees	493,956	—	2,103,788	262,475	—	2,366,263
Disposition fee	250,000	250,000	—	—	—	—
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-In Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$3,243,868	$1,840,480	$13,084,087	$1,567,668	$350,000	$14,301,755

Please see Note 4 – Debt and Note 5 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Investment in Power 5 Conference Student Housing I, DST

In October 2018, we invested approximately $0.8 million in a private placement offering by Power 5 Conference Student Housing I, DST (“Power 5 Conference Student Housing”) using proceeds from the issuance of Preferred Units in our Operating Partnership for an approximately 1.4% beneficial interest. Power 5 Conference Student Housing was a Delaware statutory trust and an affiliate of our Sponsor. Power 5 Conference Student Housing owned two student housing properties located in Ann Arbor, Michigan and Columbia, South Carolina. We determined that Power 5 Conference Student Housing was a VIE of which we are not the primary beneficiary, as we did not have the power to direct the most significant activities of the entity nor did we have the obligation to absorb losses or the rights to receive benefits of the entity that could be significant to the entity. As such, our investment in Power 5 Conference Student Housing was accounted for under the equity method of accounting. On February 9, 2022, Power 5 Conference Student Housing sold the two student housing assets that the DST owned and made a final distribution to us totaling approximately $1.0 million. As a result, we recognized a gain of approximately $0.6 million which is included in other income in the accompanying consolidated statement of operations during the six months ended June 30, 2022.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective May 3, 2020. Our share redemption program remains suspended as of June 30, 2023.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

For the year ended December 31, 2022 and the six months ended June 30, 2023, we did not receive any redemption requests.

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

Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of June 30, 2023, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

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

As of June 30, 2023 we owned one student housing property and four senior housing properties.

Student Housing

As of June 30, 2023, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	2016	University of Arkansas	$621	198	589	96.6%

(1)
Calculated based on our base rental revenue earned during the six months ended June 30, 2023 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of June 30, 2023.

Senior Housing

As of June 30, 2023, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,048	119	92.8%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,129	112	87.7%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,758	64	92.0%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,141	309	92.0%
Total				$4,898	604	91.4%

(1)
Calculated based on our revenue earned during the six months ended June 30, 2023 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of June 30, 2023.

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

Results of Operations

Overview

During the three months ended June 30, 2023 and 2022, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

Recent Market Conditions

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments to institute quarantines, "shelter in place" rules and restrictions on travel, the types of business that were allowed to continue to operate, and the types of construction projects that were allowed to continue. We have implemented precautionary and protective measures intended to help ensure the well-being of our residents and staff at our student and senior housing properties. The Public Health Emergency expired in May 2023 and we expect the adverse effect the COVID-19 pandemic has had on our financial condition and results of operations to continue to mitigate. We expect revenues and expenses to continue to fluctuate, as we remain cognizant of the current economic risk factors that could negatively impact the financial performance of our portfolio in future periods.

During the quarters ended June 30, 2023 and 2022, there was limited COVID-19 impact at our Fayetteville property. In August 2022, both universities reopened and instruction platforms primarily returned back to an on-campus format. On January 6, 2022, we sold the Tallahassee property to an unaffiliated third party. Occupancy at our Fayetteville property was over 96% as of June 30, 2023. Our pre-leasing for academic year 2023/2024 is currently at approximately 100% at our Fayetteville property serving the University of Arkansas. Due to increased freshmen enrollment over the last two years coupled with minimal new development in Fayetteville, we anticipate more favorable supply and demand conditions and a potential opportunity to grow rents further during academic year 2024/2025.

At our senior housing properties, during the majority of 2020, we limited visitors to our properties to essential visitors, including employees, care providers and medical personnel and family members. Also, in-person prospective resident property tours were either restricted or very limited. The protective measures implemented at our properties and the local government “stay at home” mandates limited our ability to accept new residents and influenced care givers and prospective residents to delay move-ins to our properties when there is not a medical necessity. Subsequent to the success of vaccination clinics in the spring of 2021 and the easing of local government COVID restrictions, we expanded in-person prospective resident tours and resumed certain community activities. During the second half of 2021, however, COVID-19 variant breakthrough infections had a negative impact on operations at our senior housing properties. These breakthrough infections resulted in resident hospitalizations, temporary community lockdowns, restricted family visitations, and staffing shortages. During 2022 and 2023, we have experienced increased move in activity; however, we continue to incur incremental, COVID-19 related expenses. In addition, historically low unemployment and new competitors, have negatively affected the ability of our senior housing properties to maintain necessary staffing levels resulting in the need to use third party contract services, and overtime.

Comparison of the Three Months Ended June 30, 2023 and 2022

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended June 30, 2023 were approximately $1.2 million, as compared to approximately $1.1 million for the three months ended June 30, 2022, an increase of approximately $0.1 million. The increase is primarily attributable to an increase in rates. We expect leasing and related revenues – student to fluctuate in future periods for the Fayetteville property commensurate with our leasing activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended June 30, 2023 were approximately $8.1 million, as compared to approximately $7.5 million for the three months ended June 30, 2022, an increase of approximately $0.6 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses - Student

Property operating expenses - student for the three months ended June 30, 2023 were approximately $0.6 million, as compared to approximately $0.5 million for the three months ended June 30, 2022, an increase of approximately $0.1 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. Expenses at our Fayetteville property increased primarily due to an increase in property taxes and insurance.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended June 30, 2023 were approximately $5.7 million, as compared to approximately $5.3 million for the three months ended June 30, 2022, an increase of approximately $0.4 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs, including an increase in payroll, due to an increase in employee headcount and turnover costs to fill vacancies. To a lesser extent, inflationary pressures impacted overall property expenses, not limited to payroll, utilities, repairs and maintenance, and insurance.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for each of the three months ended June 30, 2023 and 2022 were approximately $0.6 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were approximately $0.7 million, as compared to approximately $0.4 million for the three months ended June 30, 2022, an increase of approximately $0.3 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The increase was primarily due to an increase in professional services, legal, and accounting expenses. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2023 was approximately $1.7 million, as compared to approximately $1.8 million for the three months ended June 30, 2022, a decrease of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for the three months ended June 30, 2023 was approximately $2.2 million, as compared to approximately $2.0 million for the three months ended June 30, 2022, an increase of approximately $0.2 million. The increase is primarily attributable to the increased rate on our variable rate Courtyard Bridge Loans. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended June 30, 2023 and 2022 were approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of the Six Months Ended June 30, 2023 and 2022

Leasing and Related Revenues - Student

Leasing and related revenues - student for the six months ended June 30, 2023 were approximately $2.4 million, as compared to approximately $2.3 million for the six months ended June 30, 2022, an increase of approximately $0.1 million. Approximately $0.2 million of the prior year revenue was attributable to the Tallahassee property that was sold in January 2022. Revenue at our Fayetteville property increased approximately $0.3 million primarily due to an increase in rates. We expect leasing and related revenues – student to fluctuate in future periods for the Fayetteville property commensurate with our leasing activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the six months ended June 30, 2023 were approximately $15.9 million, as compared to approximately $14.5 million for the six months ended June 30, 2022, an increase of approximately $1.4 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses - Student

Property operating expenses - student for the six months ended June 30, 2023 were approximately $1.3 million, as compared to approximately $1.2 million for the six months ended June 30, 2022, an increase of approximately $0.1 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. Approximately $80,000 of the prior year expense was attributable to the Tallahassee property that was sold in January 2022. Expenses at our Fayetteville property increased approximately $160,000 primarily due to an increase in real estate taxes, insurance, and repairs and maintenance.

Property Operating Expenses - Senior

Property operating expenses - senior for the six months ended June 30, 2023 were approximately $11.5 million, as compared to approximately $10.5 million for the six months ended June 30, 2022, an increase of approximately $1.0 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs, including an increase in payroll, due to an increase in employee headcount and turnover costs to fill vacancies. To a lesser extent, inflationary pressures impacted overall property expenses, not limited to payroll, utilities, repairs and maintenance, and insurance.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for each of the six months ended June 30, 2023 and 2022 were approximately $1.2 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were approximately $1.3 million, as compared to approximately $0.8 million for the six months ended June 30, 2022, an increase of approximately $0.5 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The increase was primarily due to an increase in professional services, legal, and accounting expenses. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2023 was approximately $3.5 million, as compared to approximately $3.7 million for the six months ended June 30, 2022, a decrease of approximately $0.2 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Gain on the Sale of Real Estate, net

Gain on the sale of real estate, net for the six months ended June 30, 2023 and 2022 was none and approximately $12.1 million, respectively. The net gain was related to the sale of the Tallahassee property in January 2022.

Interest Expense

Interest expense for the six months ended June 30, 2023 was approximately $4.5 million, as compared to approximately $4.0 million for the six months ended June 30, 2022, an increase of approximately $0.5 million. The increase is primarily attributable to the increased rate on our variable rate Courtyard Bridge Loans. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the six months ended June 30, 2023 and 2022 were approximately $0.2 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the six months ended June 30, 2023 and 2022 was none and approximately $2.0 million, respectively. The loss was primarily attributable to approximately $1.9 million in yield maintenance fees, and the write-off of unamortized debt issuance costs related to the Tallahassee Nationwide mortgage loan paid off in connection with the sale of the Tallahassee property in January 2022.

Other

Other income for the six months ended June 30, 2023 was approximately $60,000 as compared to approximately $580,000 for the six months ended June 30, 2022, a decrease of approximately $520,000. During the six months ended June 30, 2022, other income primarily related to our equity method investment in Power 5 Conference Student Housing, which sold its two remaining student housing assets that the DST owned, and making a final distribution to us totaling approximately $1.0 million, resulting in a gain of approximately $600,000.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the six months ended June 30, 2023 and 2022, is as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
Net cash flow provided by (used in):
Operating activities	$928,321	$(132,847)	$1,061,168
Investing activities	(2,041,568)	48,576,815	(50,618,383)
Financing activities	(1,142,382)	(41,208,061)	40,065,679

Cash flows provided by (used in) operating activities for the six months ended June 30, 2023 and 2022 were approximately $0.9 million and ($0.1) million, respectively, a change of approximately $1.0 million. The increase in cash provided by operating activities was primarily the result of an increase in cash provided by operating assets and liabilities.

Cash flows (used in) provided by investing activities for the six months ended June 30, 2023 and 2022 were approximately ($2.0) million and $48.6 million, respectively, a change of approximately ($50.6) million. The decrease in cash provided by investing activities is primarily the result of the net proceeds from the sale of the Tallahassee property in January 2022.

Cash flows used in financing activities for the six months ended June 30, 2023 and 2022 were approximately $1.1 million and $41.2 million, respectively, a change of approximately $40.1 million. The decrease in cash used in financing activities is primarily the result of the repayment of the entire principal balance of the Tallahassee Nationwide Loan, totaling $23.5 million and the principal payment of the KeyBank Bridge Loans of approximately $17.0 million, which were made in conjunction with the sale of the Tallahassee property in January 2022.

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

We did not declare or pay any distributions during the three months ended June 30, 2023 and 2022.

We commenced paying distributions in September 2017. From our inception through June 30, 2023, we paid cumulative distributions of approximately $17.3 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $74.6 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $65.8 million.

For the three and six months ended June 30, 2023, we did not pay any distributions and had a net loss attributable to our common stockholders of approximately $2.8 million and $5.6 million, respectively.

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

Indebtedness

As of June 30, 2023, our total indebtedness was approximately $162.7 million, which included approximately $136.7 million in fixed rate debt and approximately $26.0 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

If necessary, we will request that our lender, KeyBank, grant covenant relief, as well as extend the maturity date of the loans. If we are unable to extend the maturity date of the loans, we plan to seek other sources of financing with a different lender. Alternatively, we could also sell one or more of the properties we currently own to generate proceeds that could be used to satisfy these loans. If the KeyBank Bridge Borrowers are unable to refinance or satisfy the loans as described above and the Company was unable to satisfy its guaranty, KeyBank will have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the loans.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2023:

	Payments due during the years ending December 31:
	Total	2023	2024-2025	2026-2027	Thereafter
Debt interest(1)	$28,834,762	$4,507,134	$11,998,819	$10,092,991	$2,235,818
Debt principal(2)	162,687,662	1,138,210	58,767,697	3,898,889	98,882,866
Total contractual obligations	$191,522,424	$5,645,344	$70,766,516	$13,991,880	$101,118,684

(1)
Interest expense for variable rate debt was calculated based on the rate in effect on June 30, 2023.
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

As of June 30, 2023, our debt consisted of approximately $162.7 million, which included approximately $136.7 million in fixed rate debt and approximately $26.0 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.3 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2023:

	Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt	$838,210	$31,251,707	$1,799,440	$1,900,615	$1,998,274	$98,882,866	$136,671,112
Average interest rate	4.79%	4.94%	4.94%	4.94%	4.94%	4.94%	4.92%
Variable rate debt	$300,000	$25,716,550	—	—	—	—	$26,016,550
Average interest rate(1)	9.19%	9.19%	—	—	—	—	9.19%

(1)
The average interest rate was calculated based on the rate in effect on June 30, 2023.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have incurred net losses to date, have an accumulated deficit and our operations may not be profitable in 2023.

We incurred a net loss attributable to common stockholders of approximately $5.6 million for the six months ended June 30, 2023. Our accumulated deficit was approximately $74.6 million as of June 30, 2023. Given that (i) we are in our operational stage and (ii) due to COVID-19 we terminated our Public Offering, we currently have no plans to acquire any additional properties, and our operations will likely not be profitable in 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On June 23, 2023, we issued 1,250 shares of restricted stock to each of our independent board members for their services as our directors. The issuance of these securities was affected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended June 30, 2023, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: August 7, 2023	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)