Form 10-K
period 2023-12-31
Strategic Student & Senior Housing Trust, Inc.
filed 2024-03-22
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s shares of common stock.

As of March 22, 2024, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

Any such forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated.

Summary of Principal Risk Factors

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A, “Risk Factors.”

•
We have incurred a net loss to date, have an accumulated deficit and our operations will not likely be profitable in 2024.
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
•
The preferred units of limited partnership interests in our Operating Partnership are held by a subsidiary of our Sponsor and rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, at any time in which such preferred units are issued and outstanding, any cash we have to pay distributions may be used to pay distributions to the holder of such preferred units first, which could have a negative impact on our ability to pay distributions to our common stockholders.
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
•
The COVID-19 pandemic has adversely affected our senior housing properties and increased the costs of operations of such facilities. Other widespread communicable illnesses, such as influenza, or other such epidemics, could have similar adverse effects on our student housing and senior housing properties.
•
We are dependent on the ability of our third party operators to successfully manage and operate our student housing and senior housing properties.
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
•
Failure by us, our Advisor, or our service providers (including our transfer agent) or tenants to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, this report and our quarterly reports on Form 10-Q, copies of which may be obtained from our website at www.strategicreit.com/products/sssht.

PART I

ITEM 1. BUSINESS

Formation and Corporate Structure

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

On May 1, 2018, our registration statement on Form S-11 (File No. 333-220646) (the “Registration Statement”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement registered up to $1.0 billion in shares of common stock for sale to the public (the “Primary Offering”) consisting of three classes of shares — Class A shares, Class T shares, and Class W shares— and up to $95.0 million in shares of common stock for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering”). Concurrently with our Registration Statement being declared effective, we filed articles of amendment to our charter and articles supplementary to our charter. As a result, all shares issued in our Private Offering were redesignated as Class A shares and the authorized shares under our charter were reclassified among Class A shares and two new classes of shares, Class T shares and Class W shares.

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, both of which remained suspended as of December 31, 2023. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 22, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.34 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023. Please see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Determination of Estimated Net Asset Value per Share" below for more information.

We were formed on October 4, 2016, and our formal operations commenced upon our acquisition of a property in Fayetteville, Arkansas (the “Fayetteville Property”) on June 28, 2017. We have primarily invested in income-producing student housing and senior housing properties and related real estate investments located in the United States. As of December 31, 2023 we owned one student housing property and four senior housing properties.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of December 31, 2023, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”), which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Other Corporate History

Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), a Delaware limited liability company organized in 2013 (our “Sponsor”), was the sponsor of our Offerings. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student housing and senior housing. Our Sponsor owns approximately 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

SSSHT Property Management, LLC, a Delaware limited liability company (our “Property Manager”), was formed on October 3, 2016. Our Property Manager derives substantially all of its income from the property management oversight services it performs for us. We have entered into property management agreements directly with third party property managers, and our Property Manager provides oversight services with respect to such third party property managers. Please see Note 7 – Related Party Transactions for additional detail.

Our student housing property is managed by a third-party student housing property manager. Our senior housing properties are managed by a third-party senior living operator. Please see Note 8 – Commitments and Contingencies for additional detail.

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). We terminated the Dealer Manager Agreement on June 16, 2020 in accordance with its provisions. Our Former Dealer Manager was responsible for marketing our shares offered pursuant to our Offerings. Our Sponsor previously owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Please see Note 7 – Related Party Transactions for additional detail.

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

Business Overview

We own student housing and senior housing properties. We do not presently manage or operate any of our properties. Rather, we rely on third party property managers and senior living operators for such responsibilities. In addition, our affiliated property manager provides oversight services with respect to such third party property managers and senior living operators. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties and, consequently, we are focusing our efforts on managing our existing properties. The discussion below regarding future investments in properties, including the discussions in "Investment Objectives," "Investment Strategies," "Joint Venture Investments," and "Co-Investments in Delaware Statutory Trusts" is qualified by our continued focus on our existing operations.

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

There are two general types of student housing: (i) on-campus and (ii) off-campus. On-campus housing is generally owned and operated by educational institutions or in a joint venture via public or private partnerships and is located on school property near or adjacent to classroom buildings and other campus facilities. On-campus student housing is typically a dormitory with dining halls designed for first year students or for graduate students. Off-campus housing is generally owned and operated by private investors and is located in close proximity to campus (i.e., generally within a two-mile radius of the campus). There are three types of off-campus student housing properties: (i) student competitive, (ii) conventional market rate and (iii) purpose-built. Student competitive apartments are traditional apartment projects that happen to be close to campus. Market rate apartments are typically properties within driving distance, occupied by students who choose to commute. Purpose-built student housing refers to off-campus housing that is specifically designed and constructed as an amenities-rich property with a view towards accommodating the unique characteristics of the student-resident. While purpose-built student housing is classified as a multi-family housing product, it is significantly different from and more specialized than traditional market rate multi-family housing products, which are offered to the broader pool of multi-family renters.

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

Student housing is a niche property type that has its own set of inherent issues, which are usually addressed by proactive property management. Student housing is seasonal. The most common way to smooth out seasonality is by writing 12-month leases as opposed to leases tied to school year periods. While this lease structure assists in stabilizing annual cash flow, the vast majority of beds still turn over at the same time at the end of the school year. This is followed by a short window of time to address and complete maintenance before the next school cycle. Leasing for the upcoming academic year typically commences in the first semester with a “push” for renewals through December 31 and then marketing to new students at the beginning of the year and ending by late August. Failure to lease-up or correct deferred maintenance during this leasing period can be costly to the property with an entire year’s tenancy and cash flow in jeopardy. We anticipate that substantially all of our leases will commence in August and terminate on the last day of July. These dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the subsequent summer school session. Other than renewing student-residents, we will be required to substantially re-lease each property each year, resulting in significant turnover in our student-resident population from year to year.

Notwithstanding the impact of the COVID-19 pandemic, college and university enrollment has been growing across the United States in recent years, creating a significant need for safe, affordable, and accessible student housing at both public and private institutions. Not all of this housing can be on-campus and institution-financed. Institutions are now evaluating the merits of internal financing, either through use of their endowment or issuance of general obligation bonds or joint venture using a public or private partnership program. While institutions evaluate the market, opportunities exist for off-campus private development and financing of student housing. The bureaucratic constraints on public institutions can afford private developers an additional advantage. In addition to increasing enrollment figures, the demand for student housing is driven by several market factors, including the needs of Generation Z (those born between 1995 and 2010), proximity to campus, continued demand, investment performance, and investor interest.

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

Assisted living communities typically have mostly one-bedroom units that include private bathrooms and efficiency kitchens. The base monthly charge for residents typically includes three meals per day in the community dining room, daily or weekly housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as dressing and bathing. Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times.

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

During 2020, 2021, and to a lesser extent in 2022 and 2023, the COVID-19 pandemic caused senior housing properties to modify their operations, including implementing protective measures intended to ensure the safety and well-being of residents and employees. Many senior housing properties prohibited or severely restricted in-person visitors, which included restricting in-person property tours for prospective residents. Further, enhanced sanitation expenses, acquisition of personal protective equipment, and third party contract services as labor shortages have impacted operating expenses. These factors have had a negative impact on the senior housing industry. For additional detail regarding the impact of COVID-19 on the senior housing industry, refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.

Investment Objectives

Overview

We have invested in income-producing student housing and senior housing properties and related real estate investments. Our investment objectives, strategy, and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all of such investment objectives, including our focus on student housing and senior housing properties, if our board of directors believes such changes are in the best interests of our stockholders. In addition, we may invest in mortgage loans, securities of real estate companies, and other real estate-related investments if our board of directors deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

We cannot assure our stockholders that we will attain these primary investment objectives. Currently, we have suspended distributions to our stockholders, and, primarily as a result of the termination of our Primary Offering, we do not currently have any plans to acquire additional properties at this time.

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of the Primary Offering:

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

As of December 31, 2023, we owned one student housing property. Primarily as a result of the termination of our Primary Offering, we do not currently have any plans to acquire any additional student housing properties.

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

As of December 31, 2023, we owned four senior housing properties. Primarily as a result of the termination of our Primary Offering, we currently have no plans to acquire any additional senior housing properties.

Our Borrowing Strategy and Policies

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) to make our investments during our Offerings and, at certain times, we contemplated that our debt leverage levels may be temporarily higher. However, as a result of the suspension of our Primary Offering in March 2020, and subsequent termination of our Primary Offering, our debt leverage level has remained higher and our ability to incur additional indebtedness is limited and uncertain. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios. As of December 31, 2023, our debt leverage based on purchase price was approximately 68%.

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

Co-Investments with Delaware Statutory Trusts

Persons selling real estate held for investment often seek to reinvest the proceeds of that sale in another real estate investment in an effort to obtain favorable tax treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), referred to as like-kind exchanges. Our Sponsor and its affiliates have sponsored Delaware statutory trusts ("DSTs"), which permit investors to effectuate like-kind exchanges under Section 1031 of the Code.

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

The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including tax implications, prevailing economic conditions, other investment opportunities, and considerations specific to the condition, value, and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

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
•
Issue redeemable equity securities (as defined in the Investment Company Act of 1940), which restriction has no effect on our share redemption program or the ability of our operating partnership to issue redeemable partnership interests.
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

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.strategicreit.com/products/sssht.

We are providing the address to our website solely for informational purposes. The information on our website is not a part of, nor is it incorporated by reference into, this report.

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

Risks Related to an Investment in Strategic Student & Senior Housing Trust, Inc.

We have incurred a net loss to date, have an accumulated deficit and our operations will not likely be profitable in 2024.

We incurred a net loss attributable to common stockholders of approximately $11.1 million for the fiscal year ended December 31, 2023. Our accumulated deficit was approximately $80.1 million as of December 31, 2023. Given that (i) we are in our operational stage and (ii) due to COVID-19, we terminated our Public Offering, we currently have no plans to acquire any additional properties, and our operations will likely not be profitable in 2024.

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

On January 22, 2024, our board of directors approved an estimated net asset value per share of $6.34 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023. Our board of directors approved this estimated net asset value per share pursuant to rules promulgated by FINRA. When determining the estimated net asset value per share, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated net asset value per share; provided, however, that the determination of the estimated net asset value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

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

In determining our estimated net asset value per share, we primarily relied upon a valuation of our portfolio of properties as of September 30, 2023. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

The valuation methodologies used by the independent appraiser to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets.

We have paid in the past, and if we resume distributions in the future, we may continue to pay, distributions from sources other than cash flow from operations, which would reduce stockholder returns and constitute a return of capital.

In the past, we have made distributions from sources other than cash flow from operations, including borrowings and net proceeds from our Offerings. In the event we resume distributions in the future, but do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. It is likely that some or all of the distributions we have made and that we make in the future represented or will represent a return of capital to our stockholders. For the year ended December 31, 2023, we did not make any distributions. For the year ended December 31, 2022, we paid a one-time capital gain distribution in connection with the sale of our Tallahassee property in January 2022. For the year ended December 31, 2021, we did not make any distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. Payment of distributions from sources other than cash flow from operations would reduce our stockholders’ overall returns and constitute a return of capital. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

As of December 31, 2023, our total indebtedness was approximately $161.6 million, which included approximately $135.9 million in fixed rate debt and $25.7 million in variable rate debt (such variable rate debt referred to as the “KeyBank Bridge Loans”). The KeyBank Bridge Loans have a maturity date of April 30, 2024 and contains certain financial covenants. On March 13, 2024, we amended the loans such that the maturity date was extended to June 30, 2025. Please see Note 9 – Subsequent Events for additional details. We may not be in compliance with certain financial covenants in the KeyBank Bridge Loans in future periods. Additionally, if our Primary Offering is not resumed or the proceeds from the Primary Offering, if and when resumed, are insufficient, we may not be able to satisfy the KeyBank Bridge Loans by the maturity date through the required payments. We do not anticipate obtaining any future bridge financing to fund property acquisitions until the KeyBank Bridge Loans are repaid in full.

If necessary, we will request that our lender, KeyBank, grant covenant relief, as well as extend the maturity date of the loan. There is no assurance that we will obtain such further relief, and even if we do, we may incur increased costs and increased interest rates and we may agree to additional restrictive covenants and other lender protections related to the loans. In addition, the Fayetteville JPM Mortgage Loan (as defined below) matures on July 1, 2024. Management is working with the current lender to refinance the loan, which will extend the maturity date. If we are unable to repay, refinance or extend maturing mortgage loans, or if we breach a covenant and do not get a waiver from the applicable lenders, the lenders may declare events of default and will have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the loans. If an event of default were to occur, we may need to continue seeking to raise capital through asset sales or strategic financing transactions, potentially on unfavorable terms, but there is no assurance as to the certainty or timing of any such transactions. Any such consequences could negatively affect our results of operations, financial condition, cash flows, and asset valuations.

The preferred units of limited partnership interests in our Operating Partnership are held by a subsidiary of our Sponsor and rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, at any time in which such preferred units are issued and outstanding, any cash we have to pay distributions may be used to pay distributions to the holder of such preferred units first, which could have a negative impact on our ability to pay distributions to our common stockholders.

The preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”) are held by a subsidiary of our Sponsor and rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of such Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on such Preferred Units are cumulative and are payable monthly. The Preferred Units are entitled to receive distributions at a rate of 9% per annum on a specified liquidation amount and have a liquidation preference in the event of our involuntary liquidation, dissolution, or winding up of the affairs of our Operating Partnership (a “liquidation”), which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our common stockholders. As of December 31, 2023, our Operating Partnership had approximately $10.2 million of Preferred Units outstanding and cumulative preferred distributions payable totaling approximately $6.2 million.

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

If we resume paying distributions, there are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as funds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to resume paying distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

If any of our Sponsor, Advisor, or affiliated Property Manager lose or are unable to retain their executive officers, then our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor, Sponsor, and affiliated Property Manager, each of whom would be difficult to replace. None of our Advisor, our Sponsor, or our affiliated Property Manager, as applicable, has an employment agreement with any of these key personnel, and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Sponsor, our Advisor, or our affiliated Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor, or our affiliated Property Manager, our operating results could suffer. If our Sponsor, our Advisor, or our affiliated Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

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

Our business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by our Advisor, service providers (including our Transfer Agent), residents or other third parties. We may also utilize software and other digital products and services that store, retrieve, manipulate, and manage our information and data, external data, personal data of our Advisor, service providers (including our Transfer Agent), residents, or other third parties, and our own information and data. Although we have information security procedures and controls in place, our technologies, systems, and networks and, because the nature of our business involves the receipt and retention of personal information about our residents, our residents’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our residents’, or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries, vendors, and the third party property managers that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and residents, or cyber attacks or security breaches of the networks, systems, or devices that our residents use to access our products and services, could result in resident attrition, loss of or damage to any of our intellectual property, proprietary or confidential information, loss of data or disruption to our Advisor, service providers (including our Transfer Agent), residents or other third parties, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded.

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely effect our business, operations, results of operations and profitability.

Because our systems sometimes contain information about our Advisor, service providers (including our Transfer Agent), residents or other third parties, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could in the future lead, to disruptions in our services or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices. Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our Advisor, service providers (including our Transfer Agent), residents, or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

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

You may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, you will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if you do not vote with the majority on any such matter. Please see the “Description of Shares — Meetings and Special Voting Requirements” section of the prospectus.

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

Construction delays to new or existing properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our estimated resident occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We may also encounter unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

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

Widespread communicable illnesses, such as influenza, or other such epidemics, such as the COVID-19 outbreak, could adversely affect the occupancy of our student housing and senior housing properties and could increase the costs of operation of such facilities.

Our revenues are dependent on occupancy. It is impossible to predict the impact or occurrence of an outbreak of a widespread communicable illness, such as influenza or COVID-19, or other such epidemic. The occupancy of our student housing and senior housing properties could significantly decrease in the event of the occurrence of an outbreak or epidemic. Such a decrease could affect the operating income of our student housing and senior housing properties. In addition, we may be required, or we may otherwise determine that it would be prudent, to again quarantine some or all of a property at which there is an outbreak of a widespread communicable illness or other such epidemic and prohibit the admittance of new residents for the duration of the quarantine, which could significantly increase the cost burdens of operating our properties and restrict our ability to generate new streams of income. If such an outbreak were to occur again, or such an outbreak was perceived to have occurred, at our properties, our reputation may be negatively affected, leading to potential residents seeking alternative housing providers, further restricting our ability to generate new streams of income. Should any of the foregoing come to pass again, our financial results could be materially adversely affected.

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

Risks Related to the Student Housing Industry

Our results of operations relating to student housing property will be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student housing industry.

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

Demand for our student housing property will be influenced by the continued operations of the college campus in close proximity to our property, and changes in such operations could negatively impact our revenues and results of operations.

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

Federal and state laws require universities to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring in the vicinity of, or on the premises of, our student housing properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student housing property may have an adverse effect on both our on-campus and off-campus communities.

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

Outbreaks of communicable illnesses, including COVID-19, may continue to have an adverse effect on our senior housing properties. As a result of the COVID-19 pandemic, many senior housing properties throughout the United States, including our senior housing properties, have at times prohibited non-essential visitors from entering the property in order to prevent the potential spread of the virus. We cannot predict the length of time such senior housing properties will restrict non-essential visitors. This may result in a decrease in demand for physical tours of our properties, which could decrease leasing activity. We may continue to incur significant costs and potential loss of future rental revenue as a result. Additionally, we may continue to incur significant costs and losses preparing and/or responding to an illness-related event at our senior housing properties, including potential lost business due to the interruption in the operations of our senior housing properties. Moreover, our operations could continue to be negatively affected if employees elect to stay home or are quarantined as the result of exposure to the virus. The occurrence and severity of any of the foregoing may be outside of our control and could continue to materially adversely affect our results of operations.

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

Under the provisions of RIDEA, we currently lease our senior housing properties that are healthcare facilities, each a “qualified healthcare property” as defined by the Code, to our TRS or one of its subsidiaries. The TRS or TRS subsidiary, in turn, contracts with a third party operator to manage the healthcare operations at such properties. The rents paid by the TRS in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

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

Rising expenses could reduce cash flow and funds available for future acquisitions.

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

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) and may place other permanent financing on our properties or obtain additional credit facilities or other similar financing. However, as a result of the suspension of our Public Offering in March 2020 and subsequent termination of our Primary Offering, our debt leverage level has remained higher and our ability to incur additional indebtedness is limited and uncertain. As of December 31, 2023, our debt leverage based on purchase price was approximately 68%. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders if distributions are resumed. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

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

As of December 31, 2023, we had the following loans outstanding: (i) on June 28, 2017, we, through the JPM Borrower, entered into the Fayetteville JPM Mortgage Loan, (ii) on February 23, 2018, we, through three property-owning special purpose entities wholly-owned by our operating partnership, entered into the Freddie Mac Utah Loans, (iii) on August 31, 2018, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Freddie Mac Courtyard Loan, and (iv) on August 31, 2018, we, through the Initial KeyBank Bridge Borrowers, entered into the KeyBank Bridge Loans.

The Fayetteville JPM Mortgage Loan is secured by a first mortgage on the Fayetteville Property, each Freddie Mac Utah Loan is secured by a first mortgage on the Wellington, Cottonwood Creek, and Charleston properties, and the Freddie Mac Courtyard Loan is secured by a first mortgage on the Courtyard Property. The KeyBank Bridge Loans are secured by: a pledge of certain equity interests held by our Sponsor and certain of its subsidiaries and an entity controlled by our Chairman (certain of such interests were subsequently released from the pledge); a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Wellington, Cottonwood Creek, Charleston, and Courtyard properties; a pledge of the proceeds from the issuance of equity interests in us and our Operating Partnership to the extent constituting collateral, including net proceeds from our Public Offering; the right, title and interest in and to the bank account in which such equity interest proceeds will be deposited; and a pledge of distributions received by an affiliate of our Sponsor. We are required to apply net proceeds from the issuance of equity interests in us, to the repayment of the KeyBank Bridge Loans, unless KeyBank otherwise consents. Each of the Fayetteville JPM Mortgage Loan, the Freddie Mac Utah Loans, the Freddie Mac Courtyard Loan, and the KeyBank Bridge Loans (collectively, the “Outstanding Loans”) also imposes a number of financial covenant requirements on us and, in certain cases, on our Chairman. If we, or the other parties to the Outstanding Loans, as the case may be, should breach certain of those financial or other covenant requirements, or otherwise default on any of the Outstanding Loans, then the lenders with respect thereto, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, the respective lenders, as the case may be, could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us. In addition, the Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

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

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our capital and operating needs and distributions.

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2023, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

To qualify as a REIT, and to avoid the payment of U.S. federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

If any partnership of ours fail to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our partnerships, including our Operating Partnership, as partnerships for federal income tax purposes. However, if the Internal Revenue Service ("IRS") were to successfully challenge the status of any of our partnerships as a partnership, then it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, then it would become subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also threaten our ability to maintain REIT status.

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

As discussed above, in order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP in the United States), determined without regard to the deduction for distributions paid and excluding net capital gains. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions, or the allocation of certain fees among different classes of stock), except as otherwise set forth with respect to a particular REIT in a private letter ruling from the IRS to such REIT. We believe that differences in dividends distributed to holders of Class A shares as compared to Class T shares and Class W shares, as a result of the stockholder servicing fees and dealer manager servicing fees, respectively, will not result in preferential dividends. However, we have not applied for a ruling from the IRS with respect to our multi-class stock structure or our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT.

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

Legislative or other actions affecting REITs materially could adversely affect our stockholders and us.

Individuals with incomes below certain thresholds are subject to federal income taxation on qualified dividends at a maximum rate of 15%. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock. Stockholders should also note that our legal counsel’s tax opinion assumes that no legislation will be enacted after the date of such opinion that will be applicable to an investment in our shares.

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

ERISA and Code Section 4975 prohibit certain transactions that involve (i) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (ii) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the Department of Labor ("DOL") plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We take a comprehensive approach to cybersecurity and prioritize the security and integrity of our data, including those of our residents and other stakeholders, as a top priority. Our board of directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make appropriate investments to maintain the security and integrity of our data. There can be no guarantee that our established policies, standards, processes and practices will be properly followed in every instance or that they will be effective at mitigating all cybersecurity threats. Although our risk factors include further detail about the material cybersecurity risks we face, we believe that risks from cybersecurity threats, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management process and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards and best practices. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and resident information, identifying, preventing and mitigating cybersecurity threats. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our board of directors in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known security vulnerabilities, and other external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and updates are presented to our board of directors and members of management, as appropriate.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and other developing cybersecurity practices.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to evaluate the effectiveness of those plans. Our incident response and recovery plans address—and guide our response to—a cybersecurity incident.

Third-Party Risk Management

We have implemented processes designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in our risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness

We regularly remind employees of the importance of handling and protecting resident and employee data, including through annual certifications of our policies as well as periodic security training to enhance employee awareness of how to detect and respond to cybersecurity threats.

ITEM 2. PROPERTIES

As of December 31, 2023, we owned one student housing property and four senior housing properties. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2023, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	2016	University of Arkansas	$650	198	589	96.3%

(1)
Calculated based on our base rental revenue earned during the year ended December 31, 2023 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of December 31, 2023.

As of December 31, 2023, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,070	119	89.2%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,228	112	81.1%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,829	64	96.7%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,180	309	90.5%
Total				$4,951	604	89.1%

(1)
Calculated based on our revenue earned during the year ended December 31, 2023 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2023.

ITEM 3. LEGAL PROCEEDINGS

(a)
From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2023, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.
(b)
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 22, 2024, we had approximately 11.6 million shares of Class A common stock outstanding, approximately 0.1 million shares of Class T common stock outstanding, approximately 0.1 million shares of Class W common stock outstanding, approximately 1.1 million shares of Class Y common stock outstanding and approximately 0.2 million shares of Class Z common stock outstanding held by a total of approximately 1,600 stockholders of record.

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

Determination of Estimated Per Share Net Asset Value

On January 22, 2024, the board of directors (the “Board”) of the Company, at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established our estimated net asset value per share (“Estimated Per Share NAV”) for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $6.34 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023. We are providing this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Guidelines”).

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

The Committee approved the engagement of Kroll Real Estate Advisory Group, LLC (“Kroll”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Kroll provided values for our student housing property and four senior housing properties owned as of September 30, 2023 and a calculation of a range of the estimated value per share of our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares as of September 30, 2023. The scope of work conducted by Kroll was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice. Each of the appraisals was prepared by Kroll personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Kroll to assist management in the allocation of purchase price for its student housing and senior housing property acquisitions and to perform a net asset value calculation for us for the periods ended June 30, 2020 (as Duff & Phelps, LLC, the predecessor to Kroll), December 31, 2021, and September 30, 2022. Other than its engagement as described herein, Kroll does not have any direct or indirect material interest in any transaction with us or our Advisor. We do not believe that there are any material conflicts of interest between Kroll, on the one hand, and us or our Advisor, on the other hand. We have agreed to indemnify Kroll against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of the Company’s assets and liabilities, the Committee concluded that the range in estimated value per share of $5.38 to $7.43, with an approximate mid-range value of $6.34, as indicated in the valuation report provided by Kroll (the “Valuation Report”) was reasonable and recommended to the Board that it adopt $6.34 as the Estimated Per Share NAV for the Company’s Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares. The Board unanimously agreed upon the Estimated Per Share NAV of $6.34 recommended by the Committee, which determination is ultimately and solely the responsibility of the Board.

The table below sets forth the calculation of our estimated value per share as of September 30, 2023, and the Company's previous estimated value per share as of September 30, 2022:

	September 30, 2023	September 30, 2022
Assets
Investments in Real Estate Assets
Senior Living Properties	$199,900,000	$195,900,000
Student Housing Properties	63,000,000	55,800,000
Total Market Value	$262,900,000	$251,700,000

Other Assets
Cash & Cash Equivalents	$6,560,288	$12,531,012
Restricted Cash	3,233,764	3,143,056
Prepaids, Accounts Receivable, and Misc.	1,192,508	1,399,576
Total Other Assets	$10,986,560	$17,073,644

Liabilities
Fair Value of Debt	$155,005,285	$155,596,428
Accounts Payable and Accrued Expenses	4,154,745	3,667,725
Due to Affiliates	14,986,070	12,471,927
Distributions Payable	6,516,198	5,196,255
Preferred Equity	10,165,594	10,165,594
Total Liabilities	$190,827,892	$187,097,929

Net Asset Value (NAV)	$83,058,668	$81,675,715
Number of Shares Outstanding	13,092,169	13,089,669

NAV Allocated to Class A Shares	$73,840,690	$72,609,487
Number of Outstanding Class A Shares(1)	11,639,180	11,636,680
NAV Per Share – Class A	6.34	6.24

NAV Allocated to Class T Shares	$492,293	$484,189
Number of Outstanding Class T shares	77,598	77,598
NAV Per Share – Class T	6.34	6.24

NAV Allocated to Class W Shares	$542,729	$533,795
Number of Outstanding Class W Shares	85,548	85,548
NAV Per Share – Class W	6.34	6.24

NAV Allocated to Class Y Shares	$7,126,693	$7,009,370
Number of Outstanding Class Y Shares	1,123,349	1,123,349
NAV Per Share – Class Y	6.34	6.24

NAV Allocated to Class Z Shares	$1,056,263	$1,038,874
Number of Outstanding Class Z Shares	166,494	166,494
NAV Per Share – Class Z	6.34	6.24

(1) Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to our independent directors.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the Board considered the recommendation of the Committee, the Valuation Report provided by Kroll, and information provided by our management. Our goal in calculating the Estimated Per Share NAV is to arrive at a value that is reasonable and supportable using what the Committee and the Board each deems to be appropriate valuation methodologies and assumptions. For additional details, please see the recent market conditions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our quarterly and annual reports filed with the SEC. Future valuations of our properties or other assets and liabilities could continue to be affected by COVID-19 or any associated weakened economic conditions.

The following is a summary of the valuation methodologies and assumptions used by the Board to value our assets and liabilities.

Real Estate Properties

We engaged Kroll to provide an appraisal, as of September 30, 2023, of our student housing property and our four senior housing properties (the “Appraised Properties”). Kroll’s opinion of value used in calculating the Estimated Per Share NAV above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of MAI.

The scope of work by Kroll in performing the appraisal of the Appraised Properties included:

•
analyzing the Appraised Properties on solely a desktop basis;
•
studying each of the student housing and the senior housing markets to measure current market conditions, supply and demand factors, growth patterns, and their effect on the Appraised Properties;
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

We acquired the Appraised Properties for an aggregate purchase and development price of approximately $237.5 million. As of September 30, 2023, the total appraised midpoint value of the individual Appraised Properties as provided by Kroll using the valuation method described above was approximately $262.9 million. This represents an approximate 10.7% increase in the total value of the Appraised Properties over the aggregate purchase price.

The following summarizes the key assumptions that were used by Kroll to arrive at the midpoint estimated market value of the senior housing properties valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	7.00% to 7.25%	7.10%
Discount rate	8.50% to 8.75%	8.60%
Annual rent growth rate (market)	3.00% to 7.50%	4.25%
Operating expense margin	55.00% to 72.50%	57.80%
Holding period	5 years	N/A

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

While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $278.9 million. Similarly, an increase in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $248.9 million. Assuming all other factors remain unchanged, a decrease in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $268.1 million. Similarly, an increase in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $257.3 million.

Debt

The estimated value of the aggregate debt was equal to the aggregate amount of all principal balances outstanding as of September 30, 2023. The fair value of the aggregate debt was estimated by Kroll based on a comparison of the contractual terms of our debt instruments against market terms. As of September 30, 2023, the estimated fair value and aggregate amount of all principal balances outstanding of the debt were each approximately $155.0 million, representing a below market debt valuation of approximately $7.1 million.

Other Assets and Liabilities

The carrying values of the majority of the other assets and liabilities were considered to equal their book value. Adjustments to the GAAP carrying basis of certain assets were made to other assets in accordance with the IPA Guidelines. .

Limitations of Estimated Value Per Share

Current FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by the Board is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange. The estimated asset values may not represent current market value or book value. The estimated value of the Appraised Properties does not necessarily represent the value we would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties. We have been negatively impacted by COVID-19, however we expect the adverse effects to continue to mitigate. For additional details, please see the recent market conditions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our quarterly and annual reports filed with the SEC. Future valuations of our properties or other assets and liabilities could be affected by current economic risk factors and real estate and capital markets.

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

Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023. The Estimated Per Share NAV per share was based upon 13,092,169 shares of equity interests as of September 30, 2023, which was comprised of (i) 11,639,180 outstanding shares of Class A common stock outstanding and unvested restricted stock issued to our independent directors, plus (ii) 77,598 outstanding shares of Class T common stock, plus (iii) 85,548 outstanding shares of Class W common stock, plus (iv) 1,123,349 outstanding shares of Class Y common stock, plus (v) 166,494 outstanding shares of Class Z common stock.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets. We currently anticipate publishing a new estimated share value on an annual basis.

Distributions

We made an election to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not make any distributions during the year ended December 31, 2021. For the year ended December 31, 2022, we made a special one-time distribution in connection with the sale of the Tallahassee property. We did not make any distributions during the year ended December 31, 2023.

The following table shows the distributions we have paid in cash for the year ended December 31, 2022:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share
4th Quarter 2022	$1,022	$522,553	$0.04

On March 30, 2020, based upon various factors, including the uncertainty relating to the COVID-19 pandemic and its potential impact on us and our overall financial results, our board of directors suspended distributions to our stockholders. We made a special one-time distribution in connection with the sale of the Tallahassee property during the year ended December 31, 2022. No other distributions have been made subsequent to the first quarter of 2020. If we begin paying distributions again, we expect that, over the long term, a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2023, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,288,592
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,288,592

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under our incentive plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. At this time, we have no plans to issue any awards under our incentive plan, except for the granting of restricted stock to our independent directors. As of December 31, 2023, we had approximately 13,085,919 outstanding shares of common stock.

Share Redemption Program

Prior its suspension, our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the year ended December 31, 2023, we did not redeem any shares.

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Effective July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The termination of our Primary Offering occurred on May 1, 2021.

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

Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of December 31, 2023, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On January 22, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.34 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023.

As of December 31, 2023 we owned one student housing property and four senior housing properties.

Student Housing

As of December 31, 2023, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy %(2)
Fayetteville	June 28, 2017	2016	University of Arkansas	$650	198	589	96.3%

(1)
Calculated based on our base rental revenue earned during the year ended December 31, 2023 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of December 31, 2023.

Senior Housing

As of December 31, 2023, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,070	119	89.2%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,228	112	81.1%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	4,829	64	96.7%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,180	309	90.5%
Total				$4,951	604	89.1%

(1)
Calculated based on our revenue earned during the year ended December 31, 2023 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2023.

Critical Accounting Policies and Estimates

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”) in the U.S. Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our consolidated financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenues and expenses during the periods covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986 (the “Code”) to be taxed as a REIT, under the Code, commencing with our taxable year ended December 31, 2017. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

For the years ended December 31, 2023 and 2022, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

Recent Market Conditions

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments to institute quarantines, "shelter in place" rules and restrictions on travel, the types of business that were allowed to continue to operate, and the types of construction projects that were allowed to continue. We have implemented precautionary and protective measures intended to help ensure the well-being of our residents and staff at our student and senior housing properties. The Public Health Emergency expired in May 2023 and we expect the adverse effect the COVID-19 pandemic has had on our financial condition and results of operations to continue to mitigate. We expect revenues and expenses to continue to fluctuate, as we remain cognizant of the current economic risk factors, including interest rate fluctuations, that could negatively impact the financial performance of our portfolio in future periods.

During the years ended December 31, 2023 and 2022, there was limited COVID-19 impact at our Fayetteville property. In August 2022, the University of Arkansas reopened and instruction platforms primarily returned back to an on-campus format. On January 6, 2022, we sold the Tallahassee property to an unaffiliated third party. Occupancy at our Fayetteville property was over 96% as of December 31, 2023. Our pre-leasing for academic year 2024/2025 is currently at approximately 99% at our Fayetteville property serving the University of Arkansas. Due to increased enrollment over the last two years coupled with minimal new development in Fayetteville, we are experiencing more favorable supply and demand conditions, which has allowed us to continue to increase rental rates during the pre-leasing for academic year 2024/2025.

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

Comparison of the Years Ended December 31, 2023 and 2022

Leasing and Related Revenues - Student

Leasing and related revenues - student for the year ended December 31, 2023 were approximately $5.1 million, as compared to approximately $4.5 million for the year ended December 31, 2022, an increase of approximately $0.6 million. Approximately $0.7 million of the increase was attributable to increased rates and occupancy at our Fayetteville property, partially offset by the reduction in revenues as a result of the sale of the Tallahassee property in January 2022. We expect leasing and related revenues – student to fluctuate in future periods for the Fayetteville Property commensurate with our leasing activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the year ended December 31, 2023 were approximately $32.6 million, as compared to approximately $29.9 million for the year ended December 31, 2022, an increase of approximately $2.7 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses - Student

Property operating expenses - student for both the years ended December 31, 2023 and 2022, were approximately $2.7 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. During the year ended December 31, 2023, property operating expenses increased approximately $0.1 million at our Fayetteville property, which were partially offset by the reduction in expenses as a result of the sale of the Tallahassee property in January 2022.

Property Operating Expenses - Senior

Property operating expenses - senior for the year ended December 31, 2023 were approximately $23.6 million, as compared to $21.6 million for the year ended December 31, 2022, an increase of approximately $2.0 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to occupancy related costs including an increase in payroll due to an increase in employee headcount and unit turnover costs to fill vacancies. To a lesser extent, inflationary pressures impacted overall property expenses, not limited to payroll, utilities, repairs and maintenance, and insurance.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the year ended December 31, 2023 were approximately $2.5 million, as compared to $2.4 million for the year ended December 31, 2022, an increase of approximately $0.1 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were approximately $2.4 million, as compared to approximately $1.7 million for the year ended December 31, 2022, an increase of approximately $0.7 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses, and professional services. The increase was primarily due to an increase in professional services, legal, and accounting expense. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the year ended December 31, 2023 was approximately $7.1 million, as compared to approximately $7.4 million for the year ended December 31, 2022, a decrease of approximately $0.3 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. The decrease is primarily attributable to the sale of the Tallahassee property in January 2022.

Gain on the Sale of Real Estate, net

Gain on the sale of real estate, net for the year ended December 31, 2023 and 2022 was approximately none and $12.1 million, respectively. The net gain was related to the sale of the Tallahassee property on January 6, 2022.

Interest Expense

Interest expense for the year ended December 31, 2023 was approximately $9.0 million, as compared to approximately $8.3 million for the year ended December 31, 2022, an increase of approximately $0.7 million. Interest expense relates to debt financings used to acquire our student housing property and senior housing properties. The increase was primarily attributable to an increased interest rate on our variable rate KeyBank Bridge Loans. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the year ended December 31, 2023 was approximately $0.3 million, as compared to approximately $0.4 million for the year ended December 31, 2022. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the years ended December 31, 2023 and 2022 was approximately none and $2.0 million, respectively. The decrease is primarily attributable to approximately $1.9 million in yield maintenance fees, and the write-off of unamortized debt issuance costs related to the Tallahassee Nationwide mortgage loan paid off in connection with the sale of the Tallahassee property in January 2022.

Other

Other income for the year ended December 31, 2023 was approximately $0.1 million as compared to approximately $0.6 million for the year ended December 31, 2022, a decrease of approximately $0.5 million. During 2022, other income primarily related to our equity method investment in Power 5 Conference Student Housing, which sold the two remaining student housing assets that the DST owned and made a final distribution to us totaling approximately $1.0 million, resulting in a gain of approximately $0.6 million.

Comparison of the Years Ended December 31, 2022 and 2021

The results of operations and cash flows for the years ended December 31, 2022 compared to December 31, 2021 were included in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on March 24, 2023.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended
	December 31, 2023	December 31, 2022	Change
Net cash flow provided by (used in):
Operating activities	$939,772	$(88,267)	$1,028,039
Investing activities	(2,922,925)	45,452,185	(48,375,110)
Financing activities	(2,272,997)	(42,703,889)	40,430,892

Cash flows provided by (used in) operating activities for the years ended December 31, 2023 and 2022 were approximately $0.9 million and approximately ($0.1) million, respectively, a change of approximately $1.0 million. The increase in cash provided by operating activities was primarily the result of the increase in cash provided by operating assets and liabilities.

Cash flows (used in) provided by investing activities for the years ended December 31, 2023 and 2022 were approximately ($2.9) million and approximately $45.5 million, respectively, a change of approximately ($48.4) million. The decrease in cash provided by investing activities is primarily the result of the net proceeds from the sale of the Tallahassee property in January 2022.

Cash flows used in financing activities for the years ended December 31, 2023 and 2022 were approximately ($2.3) million and ($42.7) million, respectively, a change of approximately $40.4 million. The decrease in cash used in financing activities is primarily the result of the repayment of the entire principal balance of the Tallahassee Nationwide Loan totaling approximately $23.5 million and the principal payment of the KeyBank Bridge Loans of approximately $17.7 million in connection with the sale of the Tallahassee property in January 2022.

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

The KeyBank Bridge Loans were set to mature on April 30, 2024, however, on March 13, 2024, we amended the loans such that the maturity date was extended to June 30, 2025. Please see Note 9 – Subsequent Events for additional details.

The Fayetteville JPM Mortgage Loan matures on July 1, 2024. Management is working with the current lender to refinance the loan, which will extend the maturity date. If we are unable to refinance the loan with the current lender, we plan to seek a mortgage loan with a different lender or a related party. If we are unable to satisfy the loan through the required payment or refinance the loan prior to maturity, the lender would have the right to declare an event of default and foreclose on the underlying collateral securing the non-recourse loan.

Distribution Policy and Distributions

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

The following shows our distributions paid and the sources of such distributions for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Distributions paid in cash — common stockholders	$—		$522,553
Distributions paid in cash — Operating Partnership unitholders	—		1,022
Distributions reinvested	—		—
Total distributions	$—		$523,575
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from our offerings	—	0.0%	—	0.0%
Proceeds from sale of asset	—	0.0%	523,575	100.0%
Offering proceeds from distribution reinvestment plan	—	0.0%	—	0.0%
Total sources	$—	0.0%	$523,575	100.0%

We commenced paying distributions in September 2017. From our inception through December 31, 2023, we paid cumulative distributions of approximately $17.3 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $80.1 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $69.4 million.

For the year ended December 31, 2023, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $11.1 million. Net loss attributable to our common stockholders for the year ended December 31, 2023 includes non-cash depreciation of approximately $7.1 million, and no acquisition related expenses.

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

Indebtedness

As of December 31, 2023, our total indebtedness was approximately $161.6 million, which included approximately $135.9 million in fixed rate debt and $25.7 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

On November 13, 2020, we entered into an amendment to the KeyBank Bridge Loans (the “Fifth Amendment”), pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. We were required to pay $1.0 million of the balance of the loan at signing of the Fifth Amendment, along with a fee equal to 0.50% of the then-outstanding principal balance of the loan. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million by October 31, 2021, we were required to start making principal payments of $50,000 per month until such reduction is reached. The interest rate on the KeyBank Bridge Loans is also now subject to a minimum SOFR of 0.25% plus 400 basis points. Pursuant to the Fifth Amendment, we are also required to fund a reserve comprised of six months of interest payments, which may be utilized to pay interest but must generally be replenished. See Note 4 of the Notes to the Consolidated Financial Statements for more information about the required payments. On November 9, 2021, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2023. In connection with the sale of the Tallahassee property, we paid $17 million toward the principal of the KeyBank Bridge Loans. On October 28, 2022, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to April 30, 2024. Subsequent to December 31, 2023, on March 13, 2024, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to June 30, 2025 and the previously established interest reserve was released. Please see Note 9 – Subsequent Events for additional details.

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

The Fayetteville JPM Mortgage Loan matures on July 1, 2024. Management is working with the current lender to refinance the loan, which will extend the maturity date. If we are unable to refinance the loan with the current lender, we plan to seek a mortgage loan with a different lender or a related party. If we are unable to satisfy the loan through the required payment or refinance the loan prior to maturity, the lender would have the right to declare an event of default and foreclose on the underlying collateral securing the non-recourse loan.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the payment of interest and principal on our outstanding indebtedness, for the payment of operating expenses and distributions, if resumed in the future, and for property expansion, capital improvements, and acquisitions, either directly or through entity interests, if any.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2023:

	Payments due during the years ending December 31:
	Total	2024	2025-2026	2027-2028
Debt interest (1)	$26,743,401	$8,431,385	$11,079,831	$7,232,185
Debt principal (2)	161,557,047	57,102,704	3,809,070	100,645,273
Total contractual obligations	$188,300,448	$65,534,089	$14,888,901	$107,877,458
(1)
Interest expense for variable rate debt was calculated based on the rate in effect on December 31, 2023.
(2)
The required principal payments and the related interest on KeyBank Bridge Loans have been reflected in the above table, assuming that the outstanding principal is paid off at the original maturity of the loan. On March 13, 2024, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to June 30, 2025. Please see Note 9 – Subsequent Events for additional details.

Subsequent Events

Please see Note 9 - Subsequent events, of the Notes to the Consolidated Financial Statements contained in this report.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities which we believe will be slightly higher over the summer months due to increased moving activity.

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

As of December 31, 2023, our debt consisted of approximately $161.6 million, which included approximately $135.9 million in fixed rate debt and approximately $25.7 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.3 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2023:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Total
Fixed rate debt	$31,386,154	$1,856,855	$1,952,215	$2,052,475	$98,592,798	$135,840,497
Average interest rate	4.85%	4.94%	4.94%	4.94%	4.94%	4.92%
Variable rate debt (2)	$25,716,550	$—	$—	$—	$—	$25,716,550
Average interest rate(1)	9.46%	—	—	—	—	9.46%

(1)
The average interest rate was calculated based on the rate in effect on December 31, 2023.
(2)
On March 13, 2024, we amended the KeyBank Bridge Loans such that the loan maturity date was further extended to June 30, 2025. Please see Note 9 – Subsequent Events for additional details.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we are a non-accelerated filer, this report does not include an attestation report of our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2024 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	57	Chairman of the Board and Director	10/2016 – present
John Strockis	66	Chief Executive Officer and President	10/2016 – present
Matt F. Lopez	46	Chief Financial Officer, Treasurer, and Secretary	12/2020 – present
Stephen G. Muzzy	56	Independent Director	2/2018 – present
Brent Chappell	59	Independent Director	2/2018 – present

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

Matt F. Lopez. Mr. Lopez is our Chief Financial Officer and Treasurer, positions he has held since December 2020, and is also our Secretary, a position he has held since March 2022. He also served as Chief Financial Officer and Treasurer for SSGT II, positions he has held from July 2019 until that company’s merger with a subsidiary of SmartStop in June 2022. Mr. Lopez serves as Chief Financial Officer and Treasurer for SST VI and SSGT III, positions he has held since October 2020 and February 2022, respectively. Mr. Lopez served as Chief Financial Officer and Treasurer of SST IV from January 2017 until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. From January 2017 until July 2019, he also served as the Chief Financial Officer of SST IV’s related advisor entity and, from January 2017 until June 2019, he served as Chief Financial Officer and Treasurer of SmartStop. Previously, from October 2015 to January 2017, Mr. Lopez served as a Controller for our Sponsor and, in such capacity, was assigned to the accounting, financial management, and SEC and regulatory reporting of SmartStop. He also served as a Controller of SmartStop Self Storage from November 2014 until its merger with Extra Space in October 2015. From 2000 to 2014, Mr. Lopez was with PricewaterhouseCoopers LLP, holding various positions including audit senior manager from 2008 to 2014. In his 14 years in public accounting, Mr. Lopez had extensive experience in the real estate industry working with REITs, real estate investment funds, homebuilders and land development companies. He is a Certified Public Accountant, licensed in California, and a member of the American Institute of Certified Public Accountants. Mr. Lopez holds a B.A. degree from the University of California, Los Angeles.

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

Brent Chappell. Mr. Chappell is one of our independent directors and is the chairman of our nominating and corporate governance committee and compensation committee and a member of our audit committee. Mr. Chappell is also an independent director of SSGT III. He has 36 years of experience in real estate portfolio management and financing, including serving in different roles over the course of 17 years at various healthcare REITs. From July 2017 through May 2022, Mr. Chappell was Executive Vice President – Portfolio Manager at Sabra Health Care REIT, Inc., or Sabra, a REIT focused on leasing healthcare properties to tenants and operators throughout the United States and Canada, a position he has held since July 2017. Prior to Sabra, Mr. Chappell was Senior Vice President of Investment and Portfolio Management at LTC Properties, Inc., or LTC, from June 2014 to June 2017 and a Vice President of Investment and Portfolio Management at LTC from June 2013 to June 2014. LTC is a REIT that invests in senior housing and healthcare properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions, including mezzanine lending. Prior to LTC, Mr. Chappell was Vice President of Portfolio Management at Nationwide Health Properties, Inc., which was acquired by Ventas, Inc. in June 2011. Mr. Chappell served in that role from March 2006 to February 2012. Nationwide Health Properties, Inc. was a REIT that invested primarily in healthcare real estate in the United States, and Ventas, Inc. is a REIT with investments in the United States, Canada and the United Kingdom. Mr. Chappell currently serves as owner and Chief Financial Officer of Synergy Hospice Care, Inc. and, prior to his healthcare REIT experience described above, also served as Director, Asset Management for Pacific Life and in various asset and portfolio management positions for Catellus Development Corporation and The Koll Company. Mr. Chappell graduated with a B.A. in Political Science and Business Administration from the University of California, Los Angeles, has an MBA from the University of California, Irvine, and has a Master of Aging Services Management from the University of Southern California.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on February 27, 2018 (as amended, the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees, and officers of our Advisor, and its affiliates who perform material functions for us. We adopted the Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the “Governance Documents” section of our website located at www.strategicreit.com/products/sssht/information/#gov.

Audit Committee

Our board of directors has an audit committee (the “Audit Committee”), which assists our board of directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the audit committee, board of directors, outside auditors and management. Our board of directors ratified the Audit Committee’s adoption of its charter on February 27, 2018 (as amended, the “Audit Committee Charter”). A copy of our Audit Committee Charter is available in the “Governance Documents” section of our website located at www.strategicreit.com/products/sssht/information/#gov. The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules, and regulations.

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

A majority of our executive officers are also officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse certain expenses pursuant to our Advisory Agreement. However, as a result of the suspension of our Public Offering in the first quarter of 2020, none of our executive officers’ time was spent on matters connected to our Public Offering during the year ended December 31, 2023, and accordingly, there were no such fees or reimbursements to our Advisor during the fiscal year. During the year ended December 31, 2023, we reimbursed our Sponsor for $245, which is the amount of premiums paid on a life insurance policy our Sponsor has purchased for the benefit of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2023—Director Life Insurance Policies,” below.

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

Director Compensation for the Year Ended December 31, 2023

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$245	$245
Stephen G. Muzzy	$44,250	(3)	$7,800	$—	$—	$—	$491	$52,541
Brent Chappell	$41,750	(4)	$7,800	$—	$—	$—	$491	$50,041

(1) This column represents the full grant date fair value in accordance with FASB ASC Topic 718.

(2) Represents payment of life insurance premiums, as discussed below.

(3) Amount includes total fees earned or paid during the year ended December 31, 2023, of which $3,250 was earned during the year ended December 31, 2023 and paid during 2024.

(4) Amount includes total fees earned or paid during the year ended December 31, 2023, of which $2,750 was earned during the year ended December 31, 2023 and paid during 2024.

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

Cash Compensation to Directors

Beginning on May 1, 2018, the effective date of our public offering (the “Public Offering”), each of our independent directors was entitled to a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attended by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the Audit Committee if there was a meeting of such committee). For the year ended December 31, 2023, the directors earned an aggregate of approximately $0.1 million.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Mr. Muzzy and Mr. Chappell have each received a total of 10,000 shares of restricted stock of which 6,875 shares had vested as of December 31, 2023. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

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

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2023, there were approximately 1,288,592 shares available for issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

Director Life Insurance Policies

Our Sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2023, we reimbursed our Sponsor for the total premiums paid on such life insurance policies, which was $1,227. Of this amount, $245 was attributed to the policy covering H. Michael Schwartz, $491 was attributed to the policy covering Stephen G. Muzzy and $491 was attributed to the policy covering Brent Chappell. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2023, decisions regarding director compensation were made by our Compensation Committee, consisting of our two independent directors, Messrs. Chappell and Muzzy, with Mr. Chappell serving as Chairman of the Compensation Committee. No member of the Compensation Committee served as an officer or employee of us or any of our affiliates during 2023, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of March 22, 2024, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 13.1 million shares of common stock issued and outstanding as of March 22, 2024.

	Common Stock
	Beneficially Owned(1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
Directors and Executive Officers
H. Michael Schwartz, Chairman of the Board and Director (3)	111.11	*
John Strockis, Chief Executive Officer and President	—	—
Matt F. Lopez, Chief Financial Officer, Treasurer, and Secretary	—	—
Stephen G. Muzzy, Independent Director	6,875.00	*
Brent Chappell, Independent Director	6,875.00	*
All directors and executive officers as a group	13,861.11	*
5% or Greater Stockholders
Comrit Investments 1, LP	1,085,972.85	8.3%

* Represents less than 1% of our outstanding common stock as of March 22, 2024.

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 22, 2024. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

We are or have been a party to agreements giving rise to material transactions between us and our affiliates, including, but not limited to our Advisory Agreement, our Advisor Funding Agreement, our Dealer Manager Agreement with our Former Dealer Manager, our Unit Purchase Agreement, and our Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended

December 31, 2023. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our Sponsor, is the sole voting member of our Advisor, SSSHT Advisor, LLC. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

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

Our Advisory Agreement also required our Advisor to reimburse us to the extent that organization and offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor will also be reimbursed for acquisition expenses incurred in the process of acquiring our properties. Our Advisor may be entitled to disposition fees generally equal to the lesser of (a) 1% of the Contract Sales Price or (b) 50% of the Competitive Real Estate Commission (as defined in the Advisory Agreement, as amended).

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2023.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to our Advisory Agreement, beginning four fiscal quarters after the commencement of our Public Offering, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined therein, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined therein, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2023, our Advisor paid approximately $3.1 million in operating expenses on our behalf, and we reimbursed approximately $0.6 million in operating expenses to our Advisor.

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

In accordance with FINRA rules, in no event will our total underwriting compensation in the Public Offering, including, but not limited to, sales commissions, stockholder servicing fees, the dealer manager fee and expense reimbursements to our Former Dealer Manager and participating broker-dealers, exceed 10% of our gross Public Offering proceeds, in the aggregate. As a result of the termination of our Primary Offering and termination of our Former Dealer Manager, we determined that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2023, we have not recorded a liability for future payment of the stockholder servicing fee and dealer manager servicing fees. We paid an additional amount of gross Public Offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross Public Offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Public Offering and our organization, but in no event will such amounts exceed 15% of the gross Public Offering proceeds raised by us in the terminated or completed Public Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross Public Offering proceeds.

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

The Preferred Investor did not make any additional investments in the year ended December 31, 2023. As of December 31, 2023, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $6.2 million.

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

We paid our Transfer Agent a one-time setup fee and will pay our Transfer Agent the following fees: (i) a fixed distribution fee of $12,270 per quarter, (ii) a one-time account setup fee of $80 per account, (iii) a monthly fee of $4.85 per open account per month, (iv) a one-time transfer fee of $80 per each transferred account, (v) a monthly portal fee of $0.35 per account, and (vi) a phone call fee of $6.00 per each investor call received. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2023 and 2022 and for the years then ended, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2023 and 2022, respectively, are set forth in the table below:

	BDO USA, P.C. for the Year Ended December 31, 2023	BDO USA, P.C. for the Year Ended December 31, 2022
Audit Fees	$257,688	$218,705
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$257,688	$218,705

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

All services rendered by BDO in the years ended December 31, 2023 and 2022 were pre-approved in accordance with the policies set forth above.

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
10.42

Seventh Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2022, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 3, 2022, Commission File No. 333-220646

10.43	Eighth Amendment to Second Amended and Restated Credit Agreement, dated March 13, 2024, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 18, 2024, Commission File No. 333-220646
10.44	Pledge and Security Agreement, dated March 13, 2024, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 18, 2024, Commission File No. 333-220646
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
101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Year Ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 22, 2024.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

By:	/s/ John Strockis
John Strockis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Strockis	Chief Executive Officer and President	March 22, 2024
John Strockis	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	March 22, 2024
Matt F. Lopez

/s/ H. Michael Schwartz	Chairman of the Board of Directors	March 22, 2024
H. Michael Schwartz

/s/ Stephen G. Muzzy	Independent Director	March 22, 2024
Stephen G. Muzzy

/s/ Brent Chappell	Independent Director	March 22, 2024
Brent Chappell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish a proxy statement to security holders subsequent to the filing of this Annual Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Strategic Student & Senior Housing Trust, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Student & Senior Housing Trust, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity (deficit) and temporary equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Real Estate Facilities for Potential Impairment

The Company had total real estate facilities, net of accumulated depreciation, of approximately $191.8 million as of December 31, 2023. As described in Note 2 to the consolidated financial statements, management evaluates events and changes in circumstances that could indicate that the carrying amounts of these assets may not be recoverable.

We identified management’s evaluation of changes in events or circumstances that may indicate potential impairment of real estate facilities as a critical audit matter. Significant management judgment is required to identify and evaluate these potential indicators of impairment. Auditing these subjective judgments involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management’s identification and assessment of whether property specific adverse qualitative or quantitative conditions, such as deterioration in net operating income or other relevant market conditions, indicate that the carrying value of real estate facilities is not recoverable by (i) testing the underlying data, including historical facility revenues and operating expenses, and (ii) independently evaluating relevant market and property specific data, including consideration of contradictory information.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Costa Mesa, California

March 22, 2024

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
ASSETS
Real estate facilities:
Land	$16,908,000	$16,908,000
Buildings	199,161,324	197,087,925
Site improvements	3,587,917	3,587,917
Furniture, fixtures and equipment	12,335,591	10,422,712
	231,992,832	228,006,554
Accumulated depreciation	(40,556,104)	(33,485,918)
	191,436,728	194,520,636
Construction in process	354,531	1,762,703
Total real estate facilities, net	191,791,259	196,283,339
Cash and cash equivalents	5,591,709	10,321,573
Restricted cash	2,696,750	2,223,036
Other assets	1,269,038	1,626,150
Total assets	$201,348,756	$210,454,098
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Debt, net	$160,863,818	$162,815,965
Accounts payable and accrued liabilities	3,684,066	3,676,672
Due to affiliates	15,663,315	13,084,087
Distributions payable	6,862,259	5,520,981
Total liabilities	187,073,458	185,097,705
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity (deficit):
Strategic Student & Senior Housing Trust, Inc. equity (deficit):
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,632,930 and 11,630,430 shares issued and outstanding at December 31, 2023 and 2022, respectively	11,632	11,630
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at December 31, 2023 and 2022.	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at December 31, 2023 and 2022.	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at December 31, 2023 and 2022.	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at December 31, 2023 and 2022.	167	167
Additional paid-in capital	97,729,191	97,715,025
Distributions	(17,722,288)	(17,722,288)
Accumulated deficit	(80,129,935)	(69,056,360)
Total Strategic Student & Senior Housing Trust, Inc. (deficit) equity	(109,946)	10,949,461
Noncontrolling interests in our Operating Partnership	(1,130,960)	(1,109,272)
Total (deficit) equity	(1,240,906)	9,840,189
Total liabilities, temporary equity, and equity (deficit)	$201,348,756	$210,454,098

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues:
Leasing and related revenues – student	$5,076,260	$4,522,789	$8,090,778
Leasing and related revenues – senior	32,592,265	29,908,045	26,179,636
Total revenues	37,668,525	34,430,834	34,270,414
Operating expenses:
Property operating expenses – student	2,679,173	2,657,691	4,098,690
Property operating expenses – senior	23,550,735	21,562,383	19,227,624
Property operating expenses – affiliates	2,484,303	2,436,654	2,832,734
General and administrative	2,441,031	1,718,876	1,278,446
Depreciation	7,070,186	7,415,888	8,674,660
Intangible amortization expense	—	—	626,332
Total operating expenses	38,225,428	35,791,492	36,738,486
Gain on sale of real estate, net	—	12,101,937	—
Income (loss) from operations	(556,903)	10,741,279	(2,468,072)
Other income (expense):
Interest expense	(9,023,857)	(8,266,519)	(9,533,011)
Interest expense – debt issuance costs	(320,856)	(370,415)	(468,703)
Forgiveness of PPP Loans	—	—	1,971,157
Loss on extinguishment of debt	—	(1,985,602)	—
Other	147,631	606,608	1,168,175
Net income (loss)	(9,753,985)	725,351	(9,330,454)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,341,278)	(1,256,632)	(1,171,988)
Less: Accretion of preferred equity costs	—	—	(7,765)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	21,688	(2,963)	22,666
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(11,073,575)	$(534,244)	$(10,487,541)
Net loss per Class A share – basic and diluted	$(0.85)	$(0.04)	$(0.80)
Net loss per Class T share – basic and diluted	$(0.85)	$(0.04)	$(0.80)
Net loss per Class W share – basic and diluted	$(0.85)	$(0.04)	$(0.80)
Net loss per Class Y share – basic and diluted	$(0.85)	$(0.04)	$(0.80)
Net loss per Class Z share – basic and diluted	$(0.85)	$(0.04)	$(0.80)
Weighted average Class A shares outstanding – basic and diluted	11,625,584	11,622,536	11,619,060
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

Years Ended December 31, 2023, 2022 and 2021

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Non- controlling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2020	11,625,430	$11,625	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,676,432	$(17,199,735)	$(58,034,575)	$22,455,201	$(1,088,547)	$21,366,654	$10,157,829	$5,350,610
Issuance of restricted stock	2,500	2	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,171,988)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	24,347	—	—	24,347	—	24,347	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(10,487,541)	(10,487,541)	—	(10,487,541)	1,171,988	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,666)	(22,666)	—	—
Accretion of non-cash preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,765	—
Balance as of December 31, 2021	11,627,930	11,627	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,700,779	(17,199,735)	(68,522,116)	11,992,009	(1,111,213)	10,880,796	10,165,594	5,350,610
Distributions	—	—	—	—	—	—	—	—	—	—	—	(522,553)	—	(522,553)	—	(522,553)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,022)	(1,022)	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,256,632)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	14,246	—	—	14,246	—	14,246	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(534,244)	(534,244)	—	(534,244)	1,256,632	—
Net income attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,963	2,963	—	—
Balance as of December 31, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,715,025	$(17,722,288)	$(69,056,360)	$10,949,461	$(1,109,272)	$9,840,189	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY (Continued)

Years Ended December 31, 2023, 2022 and 2021

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity (Deficit)	Non- controlling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,715,025	$(17,722,288)	$(69,056,360)	$10,949,461	$(1,109,272)	$9,840,189	$10,165,594	$5,350,610
Issuance of restricted stock	2,500	2												2	—	2
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,341,278)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	14,166	—	—	14,166	—	14,166	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.													(11,073,575)	(11,073,575)	—	(11,073,575)	1,341,278	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,688)	(21,688)	—	—
Balance as of December 31, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,729,191	$(17,722,288)	$(80,129,935)	$(109,946)	$(1,130,960)	$(1,240,906)	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023, 2022, and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$(9,753,985)	$725,351	$(9,330,454)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,070,186	7,415,888	9,300,992
Amortization of debt issuance costs	320,856	370,415	468,703
Stock based compensation expense related to issuance of restricted stock	14,166	14,246	24,347
Forgiveness of PPP Loans	—	—	(1,971,157)
Loss on extinguishment of debt	—	1,985,602	—
Gain on sale of real estate, net	—	(12,101,937)	—
Gain on equity method investment	—	(573,430)	(484,488)
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	357,114	(172,386)	207,144
Accounts payable and accrued liabilities	352,207	844,596	(133,803)
Due to affiliates	2,579,228	1,403,388	2,637,266
Net cash provided by (used in) operating activities	939,772	(88,267)	718,550
Cash flows from investing activities:
Additions to real estate	(2,922,925)	(4,030,077)	(1,106,197)
Net proceeds from sale of real estate	—	48,503,131	—
Settlement of company owned life insurance	—	—	328,172
Distributions of capital from equity method investments	—	979,131	1,352,523
Net cash provided by (used in) investing activities	(2,922,925)	45,452,185	574,498
Cash flows from financing activities:
Principal payments of KeyBank Bridge Loans	(600,000)	(17,650,000)	(50,000)
Repayment of Tallahassee Nationwide mortgage loan	—	(23,500,000)	—
Scheduled principal payments of mortgage loans	(1,672,997)	(937,856)	(646,586)
Debt issuance costs	—	(92,458)	(164,875)
Distributions paid to common stockholders	—	(522,553)	—
Distributions paid to Operating Partnership unitholders	—	(1,022)	—
Net cash used in financing activities	(2,272,997)	(42,703,889)	(861,461)
Net change in cash, cash equivalents, and restricted cash	(4,256,150)	2,660,029	431,587
Cash, cash equivalents, and restricted cash, beginning of year	12,544,609	9,884,580	9,452,993
Cash, cash equivalents, and restricted cash, end of year	$8,288,459	$12,544,609	$9,884,580
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$9,011,353	$8,241,981	$9,548,429
Additions to real estate and construction in process in accounts payable and accrued liabilities	$26,522	$371,341	$5,347
Distributions payable to preferred unit holders in our operating partnership	$1,341,278	$1,256,632	$1,171,988

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders both of which remain suspended as of December 31, 2023. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 22, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.34 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023.

As of December 31, 2023, we owned one student housing property and four senior housing properties.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of December 31, 2023, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

Our student housing property is managed by a third-party student housing property manager. Our senior housing properties are managed by a third-party senior living operator. Please see Note 8 – Commitments and Contingencies for additional detail.

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

December 31, 2023

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of December 31, 2023, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

December 31, 2023

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

During the years ended December 31, 2023 and 2022, we did not acquire any properties or incur any acquisition-related transaction costs.

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

December 31, 2023

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2023 and 2022, no impairment losses were recognized.

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

The majority of our revenues are derived from lease and lease related revenues, and the majority of such revenue is not subject to the revenue recognition guidance (“ASC Topic 606”) under GAAP. The revenues derived from our leases are accounted for pursuant to ASC Topic 842.

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
•
Senior leasing revenues are recorded monthly pursuant to the agreements with our residents. The majority of such revenue is attributable to the portion of the base monthly lease fee related to the non-service component of the lease. The service component of the base monthly lease fee is also recognized pursuant to ASC Topic 842 as they are not the predominate component, the service timing and pattern of the service components are the same as the lease component, and the lease component, if separately accounted for, would be classified as an operating lease.

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For the years ended December 31, 2023, 2022 and 2021, revenues totaling approximately $0.3 million, $0.4 million, and $0.3 million, respectively, are included in "Leasing and related revenues - senior".

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. For the years ended December 31, 2023 and 2022, approximately $50,000, and $70,000, respectively, was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.9 million for each of the years ended December 31, 2023, 2022, and 2021.

Grant Income

Stimulus grants received from the U.S. Department of Health and Human Services, as a result of the Coronavirus Aid, Relief, and Economic Security Act, are included in other income in the accompanying consolidated statements of operations in the period in which they were received. These funds were received based on assessed revenue losses and expenses at our senior care facilities attributed to COVID-19. The Company recognized approximately $0.8 million in other income related to the stimulus grants for the year ended December 31, 2021. The Company did not apply for grants and therefore did not recognize any grant income for the years ended December 31, 2023 and 2022.

Real Estate Properties

Real estate properties are recorded based upon relative fair values as of the date of acquisition. We capitalize costs incurred to renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures, incurred to renovate and improve properties, have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use. The costs of ordinary repairs and maintenance are charged to operations when incurred.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. For the years ended December 31, 2023 and 2022, the gross amount allocated to in-place leases was approximately $19.6 million, and accumulated amortization of in-place lease intangibles totaled approximately $19.6 million.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $0.7 million and $1.0 million as of December 31, 2023 and 2022, respectively.

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

December 31, 2023

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

The table below summarizes the carrying amounts and fair values of financial instruments that are not carried at fair value as of December 31, 2023 and 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2023 and 2022, we believe the carrying amounts of our variable rate debt are

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$131,800,000	$135,840,497	$129,350,000	$137,513,495

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

Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance asset, is included in the tax provision when such changes occur.

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for the years ended December 31, 2023, 2022, and 2021:

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

	For the year ended December 31, 2023	Rate
Expected tax at statutory rate	$(2,048,337)	21%
Non-taxable REIT loss	1,439,687	-15%
State and local income tax expense - net of federal benefit	(128,821)	1%
Change in valuation allowance	737,471	-7%
Total provision	$-	0%

	For the year ended December 31, 2022	Rate
Expected tax at statutory rate	$152,324	21%
Non-taxable REIT income	(1,465,580)	-202%
State and local income tax expense - net of federal benefit	(299,937)	-41%
Change in valuation allowance	1,613,193	222%
Total provision	$-	0%

	For the year ended December 31, 2021	Rate
Expected tax at statutory rate	$(1,959,395)	21%
Non-taxable REIT loss	1,075,188	-11%
State and local income tax expense - net of federal benefit	(194,699)	2%
Change in valuation allowance	1,492,007	-16%
Other	(413,101)	4%
Total provision	$-	0%

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Depreciation timing differences	$(121,118)	$(44,705)
Other	(34,089)	—
Total deferred tax liability	(155,207)	(44,705)

Deferred tax assets:
Net operating loss carryovers	6,007,314	4,976,303
Other	90,290	273,327
Total deferred tax assets	6,097,604	5,249,630

Valuation allowance (1)	(5,942,397)	(5,204,925)

Net deferred tax assets	$—	$—

(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

The Company had consolidated pretax net loss attributable to our common stockholders of approximately $11.1 million, $0.5 million, $10.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, with an effective tax rate of 0% for all three periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable the non-taxable REIT income and the full valuation allowance.

As of December 31, 2023, the gross federal net operating losses are approximately $23.2 million. The gross state net operating losses are approximately $32.8 million. The state net operating losses expire between 2033 and 2037. The tax years 2019 through 2022 remain open for the federal and state returns.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2023 and 2022, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Concentration

No single student nor senior resident represents a significant concentration of our revenues. For the month of December 2023, approximately 46%, 39%, and 15% of our rental income was concentrated in Oregon, Utah, and Arkansas, respectively.

Preferred Equity in our Operating Partnership

We classify our Preferred Units (as defined in Note 5 – Preferred Equity in our Operating Partnership) on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. Additionally, the holder can elect to redeem if any of the following events outside our control occur: i) change of control; ii) a breach of protective provisions; iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Preferred Stock as temporary equity.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares as such shares were antidilutive. Such unvested shares totaled approximately 6,250, 6,250, and 7,500 for the years ended December 31, 2023, 2022, and 2021, respectively.

Recently Issued Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)." The guidance in ASU 2023-07 was adopted to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment becomes effective for fiscal years beginning after December 15, 2023. The Company has evaluated and determined that there will be no material impact upon adoption of the new standard on its consolidated financial statements other than the additional required disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. The Company has evaluated and determined that there will be no material impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities, excluding construction in process, during the years ended December 31, 2023 and 2022:

Real estate facilities
Balance at December 31, 2021	$226,034,316
Additions - Student	211,583
Additions - Senior	1,760,655
Balance at December 31, 2022	228,006,554
Additions - Student	506,733
Additions - Senior	3,479,545
Balance at December 31, 2023	$231,992,832

Accumulated depreciation
Balance at December 31, 2021	$(26,070,030)
Depreciation expense	(7,415,888)
Balance at December 31, 2022	(33,485,918)
Depreciation expense	(7,070,186)
Balance at December 31, 2023	$(40,556,104)

Real Estate Disposition

The results of operations for the Tallahassee student housing property, which was classified as held for sale as of December 31, 2021, is included in continuing operations on the Company's consolidated statements of operations. The Tallahassee property was sold on January 6, 2022. For the years ended December 31, 2023, 2022, and 2021, revenues totaling approximately none, $0.2 million and $4.1 million, respectively, are included in "Leasing and related revenues - student". Expenses totaling approximately none, $0.1 million, and $1.7 million are included in "Property operating expenses - student" for each of the years ended December 31, 2023, 2022, and 2021, respectively.

On January 6, 2022, we completed the sale of the Tallahassee property, to an unaffiliated third party. The sale price for the Tallahassee Property was $50 million in cash plus the amount of any yield maintenance fees owed by the Company upon repayment of the Tallahassee Nationwide mortgage loan. In connection with the sale, a $0.25 million disposition fee was paid to our Sponsor in accordance with our Second AA Amendment (as defined below). The mortgage loan encumbering the Tallahassee property of approximately $23.5 million and yield maintenance fees of approximately $1.9 million were paid at close. The yield maintenance fees are included in "loss on extinguishment of debt" in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	December 31, 2023	December 31, 2022	Interest Rate	Maturity Date
Fayetteville-JPM mortgage loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Freddie Mac Utah loans (2)	44,291,048	45,039,660	5.06%	2/23/2028
Freddie Mac Courtyard loan (3)	62,049,449	62,973,834	4.86%	9/1/2028
KeyBank Bridge Loans (4)	25,716,550	26,316,550	9.46%	4/30/2024 (4)
Debt issuance costs, net	(693,229)	(1,014,079)
Total debt, net	$160,863,818	$162,815,965

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

December 31, 2023

(3)
Fixed rate debt with interest only payments due monthly for the first four years, then principal and interest on a 30-year amortization schedule beginning September 2022.
(4)
The variable rate reflected in the table was the rate in effect as of December 31, 2023. Subsequent to December 31, 2023, on March 13, 2024, we amended the KeyBank Bridge Loans such that the maturity date was further extended to June 30, 2025. Please see Note 9 – Subsequent Events for additional details.

Fayetteville JPM Mortgage Loan

On June 28, 2017, we, through our Operating Partnership and a property-owning special purpose entity (the “JPM Borrower”) wholly-owned by our Operating Partnership, entered into a $29.5 million mortgage loan (the “Fayetteville JPM Mortgage Loan”) with Insurance Strategy Funding IX, LLC (the “JPM Lender”) for the purpose of funding a portion of the purchase price for the Fayetteville Property.

The Fayetteville JPM Mortgage Loan has a term of seven years and requires payments of interest only for such period, with the principal balance due upon maturity (July 1, 2024). The Fayetteville JPM Mortgage Loan bears interest at a fixed rate of 4.20%. The JPM Mortgage Loan may be prepaid at any time, upon 30 days’ written notice, in whole but not in part, subject to payment of a prepayment penalty. If the prepayment occurs during the last 90 days of the term of the loan, no prepayment penalty will be required.

We and H. Michael Schwartz, our Chairman of the board and a director (our “Chairman”), serve as non-recourse guarantors pursuant to the terms and conditions of the Fayetteville JPM Mortgage Loan. The Fayetteville JPM Mortgage Loan contains a number of other customary terms and covenants. The JPM Borrower maintains separate books and records and its separate assets and credit (including the Fayetteville Property) are not available to pay our other debts. As of December 31, 2023, we were in compliance with these covenants.

The Fayetteville JPM Mortgage Loan matures on July 1, 2024. Management is working with the current lender to refinance the loan, which will extend the maturity date. If we are unable to refinance the loan with the current lender, we plan to seek a mortgage loan with a different lender or a related party. If we are unable to satisfy the loan through the required payment or refinance the loan prior to maturity, the lender would have the right to declare an event of default and foreclose on the underlying collateral securing the non-recourse loan.

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

December 31, 2023

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. During the term of the Freddie Mac Utah Loans, we are required to maintain a net worth equal to or greater than $15 million and an initial liquidity requirement equal to or greater than $4.8 million. On January 6, 2022, in conjunction with the sale of the Tallahassee property, the Utah Bridge Loan (defined below) was repaid in full and the liquidity requirement on the Freddie Mac Utah Loans was reduced to $3 million in accordance with the terms of the loan agreement.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan, has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. Once the KeyBank Bridge Loans are paid in full, the liquidity requirement will be reduced to $4.8 million. We are able to reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of December 31, 2023, we were in compliance with these covenants.

KeyBank Bridge Loans

Beginning with our acquisition of the Fayetteville Property, we have entered into various loans with KeyBank National Association (“KeyBank”) in order to fund a portion of the purchase price for our acquisitions. Such loans are in addition to the particular mortgage loan used to acquire the property, and such loans are with us, through our Operating Partnership, along with our Chairman and an entity controlled by him (the “Initial KeyBank Bridge Borrowers”). On February 23, 2018, the Initial KeyBank Bridge Borrowers and KeyBank entered into a second amended and restated credit agreement (the “Utah Bridge Loan”) in which the Initial KeyBank Bridge Borrowers borrowed $24.5 million for the purpose of funding a portion of the aggregate purchase price for the Wellington, Cottonwood Creek, and Charleston properties. On January 6, 2022, in conjunction with the sale of the Tallahassee property, the Utah Bridge Loan was repaid in full. On March 29, 2019, our Sponsor was added as an additional borrower under the Utah Bridge Loan and the Courtyard Bridge Loans (collectively with the Initial KeyBank Bridge Borrowers, the “KeyBank Bridge Borrowers”). See below for a description of the various loans with KeyBank (the “KeyBank Bridge Loans”).

Concurrent with our entry into the Freddie Mac Courtyard Loan, the Initial KeyBank Bridge Borrowers and KeyBank entered into a first credit agreement supplement and amendment (the “Courtyard Bridge Loans”) to the Utah Bridge Loan in order to add additional tranches. Accordingly, each of the Courtyard Bridge Loans and the Utah Bridge Loan are separate loans with separate maturity dates, but they are secured by the same pool of collateral and subject to the same general restrictions, as described within this section.

Pursuant to the terms of the Courtyard Bridge Loans, the Utah Bridge Loan was amended to add two additional tranches: (i) an initial loan of $27 million (the “Courtyard Initial Bridge Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Courtyard

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Seventh Amendment (i) modifies certain collateral securing the KeyBank Bridge Loans and certain terms related thereto, and (ii) replaces LIBOR with SOFR as the interest rate benchmark. The Seventh Amendment requires the KeyBank Bridge Borrowers (or an affiliate) to maintain a Total Collateral Ratio (as defined in the Seventh Amendment) of not less than 1.20 to 1.00, and an EXR Collateral Ratio (as defined in the Seventh Amendment) of not less than 1.00 to 1.00, each as of the close of each calendar quarter. If either collateral ratio is not met as of the end of a given calendar quarter, the KeyBank Bridge Borrowers (or an affiliate) will be required to pledge additional collateral within ten business days of the end of such calendar quarter in order to bring the ratio into compliance. In connection with the Seventh Amendment, the parties also entered into a partial release of certain equity interests previously serving as collateral for the KeyBank Bridge Loans. Subsequent to December 31, 2023, on March 13, 2024, we amended the KeyBank Bridge Loans

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

such that the maturity date was further extended to June 30, 2025 and the previously established interest reserve was released. Please see Note 9 – Subsequent Events for additional details.

The KeyBank Bridge Loans, bear interest at a rate of 1-month SOFR plus 400 basis points which totaled approximately 9.46% as of December 31, 2023. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Courtyard Initial Bridge Loans. As of December 31, 2023, we were in compliance with these covenants.

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2023:

2024	$57,102,704	(1)
2025	1,856,855
2026	1,952,215
2027	2,052,475
2028	98,592,798
Total payments	161,557,047
Non-revolving debt issuance costs, net	(693,229)
Total	$160,863,818

(1)
On March 13, 2024, we amended the KeyBank Bridge Loans such that the maturity date was further extended to June 30, 2025. Please see Note 9 – Subsequent Events for additional details.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

As of December 31, 2023 and 2022, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $6.2 million and $4.9 million, respectively, which are included in accrued distributions payable in the accompanying consolidated balance sheets.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following table summarizes information for the reportable segments for the years ended December 31, 2023, 2022, and 2021:

	Years ended December 31,
	Student Housing			Senior Housing			Corporate and Other			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Leasing and leasing related revenues	$5,076,260	$4,522,789	$8,090,778	$31,998,731	$29,165,124	$25,891,856	$—	$—	$—	$37,074,991	$33,687,913	$33,982,634
Other revenues	—	—	—	593,534	742,921	287,780	—	—	—	593,534	742,921	287,780
Property operating expenses	(2,679,173)	(2,657,691)	(4,098,690)	(23,550,735)	(21,562,383)	(19,227,624)	—	—	—	(26,229,908)	(24,220,074)	(23,326,314)
Net operating income	2,397,087	1,865,098	3,992,088	9,041,530	8,345,662	6,952,012	—	—	—	11,438,617	10,210,760	10,944,100
Property operating expenses - affiliates	500,117	493,302	945,223	1,984,186	1,943,352	1,887,511	—	—	—	2,484,303	2,436,654	2,832,734
General and administrative	—	—	—	—	—	—	2,441,031	1,718,876	1,278,446	2,441,031	1,718,876	1,278,446
Depreciation	1,398,771	1,831,648	3,236,924	5,655,284	5,567,841	5,422,949	16,131	16,399	14,787	7,070,186	7,415,888	8,674,660
Intangible amortization expense	—	—	—	—	—	626,332	—	—	—	—	—	626,332
Interest expense	1,239,000	1,239,001	2,141,400	7,784,857	7,027,518	7,391,611	—	—	—	9,023,857	8,266,519	9,533,011
Interest expense – debt issuance costs	56,560	56,556	105,983	264,296	313,859	362,720	—	—	—	320,856	370,415	468,703
Forgiveness of PPP Loans	—	—	—	—	—	(1,971,157)	—	—	—	—	—	(1,971,157)
Loss on extinguishment of debt	—	1,985,602	—	—	—	—	—	—	—	—	1,985,602	—
Gain on sale of real estate, net		(12,101,937)	—	—	—	—	—	—	—	—	(12,101,937)	—
Other (income) loss	—	—	—	(446)	1,113	(832,336)	(147,185)	(607,721)	(335,839)	(147,631)	(606,608)	(1,168,175)
Net income (loss)	$(797,361)	$8,360,926	$(2,437,442)	$(6,646,647)	$(6,508,021)	$(5,935,618)	$(2,309,977)	$(1,127,554)	$(957,394)	$(9,753,985)	$725,351	$(9,330,454)

The following table summarizes our total assets by segment:

Segments	December 31, 2023	December 31, 2022
Student housing	$44,362,665	$45,184,980
Senior housing	152,114,545	155,404,239
Corporate and other	4,871,546	9,864,879
Total assets	$201,348,756	$210,454,098

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

December 31, 2023

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

December 31, 2023

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

The Advisory Agreement and provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2023, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2023

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

The Dealer Manager Agreement provided that we would cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. The Dealer Manager Agreement provided that we would cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2023, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

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

December 31, 2023

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2023 and 2022, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2023 and 2022:

	Year Ended December 31, 2022			Year Ended December 31, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$453,432	$453,432	$—	$527,934	$249,904	$278,030
Transfer Agent expenses	103,782	103,782	—	116,991	116,991	—
Asset management fees	1,942,698	1,033,266	8,833,418	1,943,495	183,105	10,593,808
Property management oversight fees	493,956	—	2,103,788	540,808	—	2,644,596
Disposition Fee	250,000	250,000	—	—	—	—
Capitalized
Acquisition expenses - affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Offering costs	—	—	166,881	—	—	166,881
Total	$3,243,868	$1,840,480	$13,084,087	$3,129,228	$550,000	$15,663,315

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

December 31, 2023

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

December 31, 2023

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of December 31, 2023.

As a result of our board of directors approving an estimated net asset value per share on January 22, 2024, the per share price for the repurchase of a given class of shares is equal to the then-current estimated net asset value per share for such class of shares; however, as noted elsewhere, our Share Redemption Program is currently suspended.

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

For the years ended December 31, 2023 and 2022, we did not receive any redemption requests.

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

Note 9. Subsequent Events

Fayetteville Sale Agreement

On November 27, 2023, a subsidiary of the Company executed an agreement of purchase and sale (the “Fayetteville Sale Agreement”) with W-S 376 Watson Owner IX, L.P., a subsidiary of a proposed joint venture (the “Joint Venture”) between an affiliate of Walton Street Capital, L.L.C. (“WSC”) and an affiliate of our Sponsor (the “Buyer”), for the sale of the Company’s student housing property located in Fayetteville, Arkansas (the “Fayetteville Property”) for a purchase price of approximately $63 million, less closing costs. On January 2, 2024, prior to the "go hard" date of the earnest money deposit and removal of contingencies, WSC, as the managing member of the Buyer and on behalf of the Buyer, provided a termination notice to our Sponsor terminating the Fayetteville Sale Agreement effective as of January 2, 2024.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

KeyBank Bridge Loans Amendment

On March 13, 2024, the KeyBank Bridge Borrowers entered into the Eighth Amendment to the KeyBank Bridge Loans (the “Eighth Amendment”) that extended the maturity date of the KeyBank Bridge Loans from April 30, 2024 to June 30, 2025, modifies certain collateral securing the KeyBank Bridge Loans, and the previously established interest reserve of $0.9 million was released. In connection with the Eighth Amendment, the Company paid KeyBank an extension fee equal to 0.55% of the outstanding principal balance of the KeyBank Bridge Loans.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2023

			Initial Cost to Company				Gross Carrying Amount at December 31, 2023
Description	ST	Encumbrance (4)	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total (3)		Accumulated Depreciation (3)	Date of Construction	Date Acquired
Fayetteville	AR	$29,500,000	$4,903,000	$48,477,000	$53,380,000	$1,489,922	$4,903,000	$49,966,922	$54,869,922		$(11,143,431)	2016	6/28/2017
Wellington	UT	27,109,265	2,520,000	43,567,489	46,087,489	1,750,950	2,520,000	45,318,439	47,838,439		(8,124,164)	1999	2/23/2018
Cottonwood Creek	UT	8,816,570	3,026,000	12,327,209	15,353,209	1,136,164	3,026,000	13,463,373	16,489,373		(2,999,430)	1982	2/23/2018
Charleston	UT	8,365,213	763,000	11,533,180	12,296,180	379,699	763,000	11,912,879	12,675,879		(2,407,549)	2005	2/23/2018
Courtyard	OR	62,049,449	5,696,000	77,657,563	83,353,563	16,708,710	5,696,000	94,366,273	100,062,273		(15,798,617)	1992-2019	8/31/2018
Total		$135,840,497	$16,908,000	$193,562,441	$210,470,441	$21,465,445	$16,908,000	$215,027,886	$231,935,886	(1)	$(40,473,191)

(1)
The aggregate cost of real estate for United States federal income tax purposes is $251,625,832.
(2)
Building and improvements include land improvements and furniture, fixtures and equipment.
(3)
Excludes construction in process, corporate real estate facilities and related accumulated depreciation.
(4)
Excludes corporate debt.

S-34

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023, 2022 and 2021

Activity in real estate facilities during 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Real estate facilities
Balance at beginning of year	$228,006,554	$226,034,316	$270,002,163
Additions - Student	506,733	211,583	203,195
Additions - Senior	3,479,545	1,760,655	878,873
Real estate reclassified to held for sale	—	—	(45,049,915)
Balance at end of year	$231,992,832	$228,006,554	$226,034,316
Accumulated depreciation
Balance at beginning of year	$(33,485,918)	$(26,070,030)	$(23,890,898)
Depreciation expense	(7,070,186)	(7,415,888)	(8,674,660)
Accumulated depreciation reclassified to held for sale	—	—	6,495,528
Balance at end of year	$(40,556,104)	$(33,485,918)	$(26,070,030)
Construction in process
Balance at beginning of year	$1,762,703	$81,552	$103,413
Additions	2,578,106	3,653,389	1,060,207
Assets placed into service	(3,986,278)	(1,972,238)	(1,082,068)
Balance at end of year	$354,531	$1,762,703	$81,552
Real estate held for sale, net	$-	$-	$38,554,387
Real estate held for investment, net	$191,791,259	$196,283,339	$200,045,838

S-35