Form 10-Q
period 2024-03-31
Strategic Student & Senior Housing Trust, Inc.
filed 2024-05-07
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

FORM 10-Q

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Student & Senior Housing Trust, Inc. (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; (ii) potential future outbreaks of infectious diseases or other health concerns, which could adversely affect the Company’s business and its tenants; and (iii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to retain our executives and key employees; and increased operating costs due to labor market challenges and macroeconomic factors such as inflation.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (the “SEC”) and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate facilities:
Land	$16,908,000	$16,908,000
Buildings	199,202,635	199,161,324
Site improvements	3,587,917	3,587,917
Furniture, fixtures and equipment	12,548,889	12,335,591
	232,247,441	231,992,832
Accumulated depreciation	(42,196,030)	(40,556,104)
	190,051,411	191,436,728
Construction in process	431,585	354,531
Total real estate facilities, net	190,482,996	191,791,259
Cash and cash equivalents	5,785,082	5,591,709
Restricted cash	1,933,202	2,696,750
Other assets, net	1,312,291	1,269,038
Total assets	$199,513,571	$201,348,756
LIABILITIES, TEMPORARY EQUITY, AND DEFICIT
Debt, net	$160,190,756	$160,863,818
Accounts payable and accrued liabilities	3,935,416	3,684,066
Due to affiliates	16,468,605	15,663,315
Distributions payable	7,209,841	6,862,259
Total liabilities	187,804,618	187,073,458
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity (Deficit):
Strategic Student & Senior Housing Trust, Inc. Deficit:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,632,930 shares issued and outstanding at March 31, 2024 and December 31, 2023	11,632	11,632
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at March 31, 2024 and December 31, 2023	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at March 31, 2024 and December 31, 2023	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at March 31, 2024 and December 31, 2023	167	167
Additional paid-in capital	97,733,091	97,729,191
Distributions	(17,722,288)	(17,722,288)
Accumulated deficit	(82,695,080)	(80,129,935)
Total Strategic Student & Senior Housing Trust, Inc. deficit	(2,671,191)	(109,946)
Noncontrolling interests in our Operating Partnership	(1,136,060)	(1,130,960)
Total deficit	(3,807,251)	(1,240,906)
Total liabilities, temporary equity, and deficit	$199,513,571	$201,348,756

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Leasing and related revenues – student	$1,439,176	$1,216,951
Leasing and related revenues – senior	8,376,011	7,883,845
Total revenues	9,815,187	9,100,796
Operating expenses:
Property operating expenses – student	629,075	650,403
Property operating expenses – senior	6,257,400	5,738,543
Property operating expenses – affiliates	625,848	615,864
General and administrative	432,925	501,758
Depreciation	1,677,835	1,786,268
Total operating expenses	9,623,083	9,292,836
Income (loss) from operations	192,104	(192,040)
Other income (expense):
Interest expense	(2,249,291)	(2,208,950)
Interest expense – debt issuance costs	(130,613)	(80,214)
Other	(34,863)	954
Net loss	(2,222,663)	(2,480,250)
Less: Distributions to preferred unitholders in our Operating Partnership	(347,582)	(322,853)
Net loss attributable to the noncontrolling interests in our Operating Partnership	5,100	5,370
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(2,565,145)	$(2,797,733)
Net loss per Class A share – basic and diluted	$(0.20)	$(0.21)
Net loss per Class T share – basic and diluted	$(0.20)	$(0.21)
Net loss per Class W share – basic and diluted	$(0.20)	$(0.21)
Net loss per Class Y share – basic and diluted	$(0.20)	$(0.21)
Net loss per Class Z share – basic and diluted	$(0.20)	$(0.21)
Weighted average Class A shares outstanding – basic and diluted	11,626,680	11,624,180
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,715,025	$(17,722,288)	$(69,056,360)	$10,949,461	$(1,109,272)	$9,840,189	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(322,853)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	2,835	—	—	2,835	—	2,835	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,797,733)	(2,797,733)	—	(2,797,733)	322,853	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,370)	(5,370)	—	—
Balance as of March 31, 2023	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,717,860	$(17,722,288)	$(71,854,093)	$8,154,563	$(1,114,642)	$7,039,921	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity (Deficit)	Noncontrolling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,729,191	$(17,722,288)	$(80,129,935)	$(109,946)	$(1,130,960)	$(1,240,906)	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(347,582)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,565,145)	(2,565,145)	—	(2,565,145)	347,582	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,100)	(5,100)	—	—
Balance as of March 31, 2024	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,733,091	$(17,722,288)	$(82,695,080)	$(2,671,191)	$(1,136,060)	$(3,807,251)	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,222,663)	$(2,480,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,677,835	1,786,268
Amortization of debt issuance costs	81,877	80,214
Stock based compensation expense related to issuance of restricted stock	3,900	2,835
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(81,162)	145,717
Accounts payable and accrued liabilities	251,350	426,549
Due to affiliates	805,290	432,759
Net cash provided by operating activities	516,427	394,092
Cash flows from investing activities:
Additions to real estate	(331,663)	(1,446,117)
Net cash used in investing activities	(331,663)	(1,446,117)
Cash flows from financing activities:
Principal payments of KeyBank Bridge Loans	(150,000)	(150,000)
Scheduled principal payments of mortgage loans	(435,073)	(428,845)
Debt issuance costs	(169,866)	—
Net cash used in financing activities	(754,939)	(578,845)
Net change in cash, cash equivalents, and restricted cash	(570,175)	(1,630,870)
Cash, cash equivalents, and restricted cash, beginning of period	8,288,459	12,544,609
Cash, cash equivalents, and restricted cash, end of period	$7,718,284	$10,913,739
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,252,820	$2,203,447
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$—	$135,989
Debt issuance costs in accounts payable and accrued liabilities	$48,736	$—
Distributions payable to preferred unit holders in our operating partnership	$347,582	$322,853

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On July 10, 2019, the post-effective amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. On March 30, 2020, our board of directors approved the suspension of our distributions which included the distribution reinvestment plan and no shares have been issued subsequently. Through our distribution reinvestment plan, we have issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, both of which remain suspended as of March 31, 2024. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 22, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.34 for our Class A shares, Class T shares, Class W shares, Class Y

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023.

As of March 31, 2024, we owned one student housing property and four senior housing properties.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of March 31, 2024, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

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

Our student housing property is managed by a third-party student housing property manager. Each of our senior housing properties is managed by a third-party senior living operator. Please see Note 8 – Commitments and Contingencies for additional detail.

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

March 31, 2024

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of March 31, 2024, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

March 31, 2024

(Unaudited)

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

During the three months ended March 31, 2024 and 2023, we did not acquire any properties or incur any acquisition-related transaction costs.

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

March 31, 2024

(Unaudited)

course of business are included in continuing operations on the Company’s consolidated statements of operations, consistent with current accounting guidance.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the three months ended March 31, 2024 and 2023, no impairment losses were recognized.

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

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For each of the three months ended March 31,

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

2024 and 2023, revenues totaling approximately $0.1 million, are included in "Leasing and related revenues - senior".

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of both March 31, 2024 and December 31, 2023, approximately $50,000 was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.2 million during each of the three months ended March 31, 2024 and 2023.

Real Estate Properties

Real estate properties are recorded based upon relative fair values as of the date of acquisition. We capitalize costs incurred to renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures incurred to renovate and improve properties, have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use. The costs of ordinary repairs and maintenance are charged to operations when incurred.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of both March 31, 2024 and December 31, 2023, the gross amount allocated to in-place leases was approximately $19.6 million, and accumulated amortization of in-place lease intangibles totaled approximately $19.6 million for both periods.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $0.8 million as of March 31, 2024 and $0.7 million as of December 31, 2023.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

March 31, 2024

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

The table below summarizes the carrying amounts and fair values of financial instruments that are not carried at fair value as of March 31, 2024 and December 31, 2023. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2024 and December 31, 2023, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$130,400,000	$135,405,424	$131,800,000	$135,840,497

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	March 31, 2024	December 31, 2023
Deferred tax liabilities:
Depreciation timing differences	$(130,025)	$(121,118)
Other	—	(34,089)
Total deferred tax liability	(130,025)	(155,207)

Deferred tax assets:
Net operating loss carryovers	6,255,348	6,007,314
Other	103,803	90,290
Total deferred tax assets	6,359,151	6,097,604

Valuation allowance (1)	(6,229,126)	(5,942,397)

Net deferred tax assets	$—	$—
(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

The Company had consolidated pretax net loss attributable to our common stockholders of approximately $2.6 million, and $2.8 million for the quarters ended March 31, 2024 and 2023, respectively, with an effective tax rate of 0% for both periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable to the non-taxable REIT income and the full valuation allowance.

As of March 31,2024, the gross federal net operating losses are approximately $24.1 million. The gross state net operating losses are approximately $34.2 million. The state net operating losses expire between 2033 and 2038. The tax years 2020 through 2023 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2024 and December 31, 2023, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Concentration

No single student nor senior resident represents a significant concentration of our revenues. For the month of March 2024, approximately 46%, 39%, and 15% of our rental income was concentrated in Oregon, Utah, and Arkansas, respectively.

Preferred Equity in our Operating Partnership

We classify our Preferred Units (as defined in Note 5 – Preferred Equity in our Operating Partnership) on our consolidated balance sheets using the guidance in ASC 480 10 S99. The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. Additionally, the holder can elect to redeem if any of the following events outside our control occur: (i) change of control; (ii) a breach of protective provisions; (iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Preferred Stock as temporary equity.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for each of the three months ended March 31, 2024, and March 31, 2023, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for each of the three months ended March 31, 2024, and March 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. The Company has evaluated and determined that there will be no material impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

Segment Reporting

Our real estate portfolio is comprised of two reportable segments: (i) student housing and (ii) senior housing. Please see Note 6 – Segment Disclosures for additional detail.

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the three months ended March 31, 2024:

Real estate facilities
Balance at December 31, 2023	$231,992,832
Additions - Student	59,180
Additions - Senior	195,429
Balance at March 31, 2024	$232,247,441
Accumulated depreciation
Balance at December 31, 2023	$(40,556,104)
Depreciation expense	(1,639,926)
Balance at March 31, 2024	$(42,196,030)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	March 31, 2024	December 31, 2023	Interest Rate	Maturity Date
Fayetteville JPM Mortgage Loan (1)	$29,500,000	$29,500,000	4.20%	7/1/2024
Freddie Mac Utah Loans (2)	44,096,244	44,291,048	5.06%	2/23/2028
Freddie Mac Courtyard Loan (3)	61,809,180	62,049,449	4.86%	9/1/2028
KeyBank Bridge Loans (4)	25,566,550	25,716,550	9.42%	6/30/2025
Debt issuance costs, net	(781,218)	(693,229)
Total debt, net	$160,190,756	$160,863,818

(1)
Fixed rate debt with interest only payments due monthly and the principal balance due upon maturity. On April 10, 2024, we entered into a $34.5 million mortgage loan with JPMorgan Chase Bank, N.A, which repaid and replaced the Company’s existing $29.5 million Fayetteville JPM Mortgage Loan. The JPM Mortgage Loan has

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

an initial term of one year with a maturity date of April 9, 2025. Please see Note 9 – Subsequent Events for additional details.
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
(4)
The variable rate reflected in the table was the rate in effect as of March 31, 2024.

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

The Fayetteville JPM Mortgage Loan had a term of seven years and required payments of interest only for such period, with the principal balance due upon maturity (July 1, 2024). The Fayetteville JPM Mortgage Loan bore interest at a fixed rate of 4.20%. The Fayetteville JPM Mortgage Loan was prepayable at any time, upon 30 days’ written notice, in whole but not in part, subject to payment of a prepayment penalty. If the prepayment occurs during the last 90 days of the term of the loan, no prepayment penalty will be required.

We and H. Michael Schwartz, our Chairman of the board and a director (our “Chairman”), served as non-recourse guarantors pursuant to the terms and conditions of the Fayetteville JPM Mortgage Loan. The Fayetteville JPM Mortgage Loan contained a number of other customary terms and covenants. The JPM Borrower maintains separate books and records and its separate assets and credit (including the Fayetteville Property) are not available to pay our other debts. As of March 31, 2024, we were in compliance with these covenants.

On April 10, 2024, we entered into a $34.5 million mortgage loan (the “JPM Mortgage Loan”) with JPMorgan Chase Bank, N.A., a national banking association. The JPM Mortgage Loan repaid and replaced the Company’s existing $29.5 million Fayetteville JPM Mortgage Loan. The JPM Mortgage Loan has an initial term of one year with a maturity date of April 9, 2025, and contains two six-month extension options, subject to conditions as defined in the JPM Mortgage Loan. We and our Chairman serve as non-recourse guarantors pursuant to the terms and conditions of the JPM Mortgage Loan. The other significant terms and conditions are substantially similar to the Fayetteville JPM Mortgage Loan. Please see Note 9 – Subsequent Events for additional details.

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

March 31, 2024

(Unaudited)

Each Freddie Mac Utah Loan is secured under a multifamily deed of trust, assignment of rents and security agreement from the respective Freddie Mac Borrower in favor of the Freddie Mac Lender, granting a first priority mortgage on the respective property in favor of the Freddie Mac Lender.

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. We are required to maintain a net worth equal to or greater than $15 million and subsequent to the repayment of the Utah Bridge Loan, a liquidity requirement equal to or greater than $3 million.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. Once the KeyBank Bridge Loans are paid in full, the liquidity requirement will be reduced to $4.8 million. We are able to reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of March 31, 2024, we were in compliance with these covenants.

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

The terms of the Courtyard Bridge Loans were amended to add two additional tranches: (i) an initial loan of $27 million (the “Courtyard Initial Bridge Loan”) and (ii) a delayed draw commitment of up to $14 million (the “Courtyard Delayed Draw Commitment”). The KeyBank Bridge Borrowers utilized the Courtyard Initial Bridge Loan for the purpose of funding a portion of the purchase price for the Courtyard Property. The Courtyard Delayed Draw Commitment was utilized primarily to fund the costs and expenses associated with the construction of an additional 23 units of memory care, which was completed in November 2019.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The KeyBank Bridge Loans bear interest at a rate of 1-month SOFR plus 400 basis points which totaled approximately 9.42% as of March 31, 2024. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we are required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans impose certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could result in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continue to serve as a guarantor pursuant to the terms and conditions of the Courtyard Initial Bridge Loan. As of March 31, 2024, we were in compliance with these covenants.

The Courtyard Bridge Loans were scheduled to mature on August 31, 2019, but were extended to April 30, 2020. On February 27, 2020, we amended the Courtyard Bridge Loans such that the loan maturity date was extended to April 30, 2021 and certain of the covenants were revised accordingly. On November 13, 2020, we entered into the Fifth Amendment, pursuant to which the loan maturity date was further extended to April 30, 2022 and certain covenants were revised. Beginning in May 2021, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million, we were required to start paying a monthly fee of 0.05% of the loan balance above $20 million until such reduction is reached. Additionally, since the balance of the KeyBank Bridge Loans had not been reduced to $20 million by October 31, 2021, we were required to start making principal payments of $50,000 per month until such reduction is reached. Pursuant to the Fifth Amendment, we were also required to fund a reserve comprised of six months of interest payments, which may be utilized but must generally be replenished.

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

On March 13, 2024, we amended the KeyBank Bridge Loans (“Eighth Amendment”) such that the maturity date was further extended to June 30, 2025 and the previously established interest reserve of $0.9 million was released. The Eighth Amendment modifies certain collateral securing the KeyBank Bridge Loans and certain terms related thereto.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2024:

2024	$31,401,081	(1)
2025	26,973,405
2026	1,952,215
2027	2,052,475
2028	98,592,798
Total payments	160,971,974
Debt issuance costs, net	(781,218)
Total	$160,190,756

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

(1)
On April 10, 2024, we entered into a $34.5 million mortgage loan with JPMorgan Chase Bank, N.A, which repaid and replaced the Company’s existing $29.5 million Fayetteville JPM Mortgage Loan. The JPM Mortgage Loan has an initial term of one year with a maturity date of April 9, 2025. Please see Note 9 – Subsequent Events for additional details.

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

As of March 31, 2024 and December 31, 2023, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $6.5 million and $6.2 million, respectively, which are included in distributions payable in the accompanying consolidated balance sheets.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following table summarizes information for the reportable segments for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	Student Housing		Senior Housing		Corporate and Other		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Leasing and leasing related revenues	$1,439,177	$1,216,951	$8,276,960	$7,667,921	$—	$—	$9,716,137	$8,884,872
Other revenues	—	—	99,050	215,924	—	—	99,050	215,924
Property operating expenses	(629,075)	(650,403)	(6,257,400)	(5,738,543)	—	—	(6,886,475)	(6,388,946)
Net operating income	810,102	566,548	2,118,610	2,145,302	—	—	2,928,712	2,711,850
Property operating expenses - affiliates	126,455	124,096	499,393	491,768	—	—	625,848	615,864
General and administrative	—	—	—	—	432,925	501,758	432,925	501,758
Depreciation	355,836	344,240	1,318,929	1,436,671	3,070	5,357	1,677,835	1,786,268
Interest expense	309,750	309,750	1,939,541	1,899,200	—	—	2,249,291	2,208,950
Interest expense – debt issuance costs	14,144	14,140	116,469	66,074	—	—	130,613	80,214
Other income (loss)	—	—	—	(445)	34,863	(509)	34,863	(954)
Net income (loss)	$3,917	$(225,678)	$(1,755,722)	$(1,747,966)	$(470,858)	$(506,606)	$(2,222,663)	$(2,480,250)

The following table summarizes our total assets by segment:

Segments	March 31, 2024	December 31, 2023
Student housing	$44,160,194	$44,362,665
Senior housing	151,206,662	152,114,545
Corporate and Other	4,146,715	4,871,546
Total assets	$199,513,571	$201,348,756

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

March 31, 2024

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

March 31, 2024

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2024, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Advisor Funding Agreement

Concurrent with the execution of the Second AA Amendment (as described above), we entered into the Advisor Funding Agreement by and among us, our Operating Partnership, our Advisor and our Sponsor, pursuant to which our Advisor agreed to fund the payment of the upfront 3% sales commission for the sale of Class Y shares, the upfront 3% dealer manager fee for the sale of Class Y shares, and the estimated 1% organization and offering expenses for the sale of the Class Y shares and Class Z shares in the Primary Offering. Our Advisor’s obligation to fund the upfront sales commissions, upfront dealer manager fees, and organization and offering expenses was expressly limited to us raising $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. Our Advisor may terminate the Advisor Funding Agreement at any time in its sole discretion after we have raised $250 million in gross offering proceeds from the sale of Class Y shares pursuant to the Primary Offering. At the termination of the Primary Offering, our Advisor was required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated if the organization and offering expenses exceed the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. Conversely, we were required to reimburse our Advisor within 60 days after the end of the month in which the Primary Offering terminated to the extent the organization and offering expenses were less than the 1% estimate being funded by our Advisor pursuant to the Advisor Funding Agreement. As of March 31, 2020, prior to the suspension of our Primary Offering, we raised approximately $11.9 million in gross offering proceeds from the sale of Class Y shares and Z shares, and received funding from our Advisor of approximately $0.8 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y shares and Z shares. Subsequent to March 31, 2020, no sales have been made pursuant to the Primary Offering. During the year ended December 31, 2020, as a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the organization and offering expenses incurred on the sale of Class Y shares and Class Z shares would exceed 1% at the termination of the Public Offering. Accordingly, during the year ended December 31, 2020, we recorded a receivable from our Advisor for organization and offering expenses incurred in excess of the 1% limitation, which resulted in a $0.6 million reduction in due to affiliates and an increase in additional paid in capital. Subsequent to the termination of our Public Offering on May 1, 2021, we determined no additional adjustment was required.

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

March 31, 2024

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

The Dealer Manager Agreement provided that we would cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. The Dealer Manager Agreement provided that we would cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of March 31, 2024, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

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

March 31, 2024

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

The initial term of the Transfer Agent Agreement was three years, which term will be automatically renewed for one year successive terms, but either party may terminate the Transfer Agent Agreement upon 90 days’ prior written notice. In the event that we terminate the Transfer Agent Agreement, other than for cause, we will pay our Transfer Agent all amounts that would have otherwise accrued during the remaining term of the Transfer Agent Agreement; provided, however, that when calculating the remaining months in the term for such purposes, such term is deemed to be a 12-month period starting from the date of the most recent annual anniversary date.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2023 and the three months ended March 31, 2024, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2023 and March 31, 2024:

	Year Ended December 31, 2023			Three Months Ended March 31, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$527,934	$249,904	$278,030	$151,227	$—	$429,257
Transfer Agent expenses	116,991	116,991	—	28,215	—	28,215
Asset management fees	1,943,495	183,105	10,593,808	485,817	—	11,079,625
Property management oversight fees	540,808	—	2,644,596	140,031	—	2,784,627
Disposition fee	—	—	—	—	—	—
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-In Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$3,129,228	$550,000	$15,663,315	$805,290	$-	$16,468,605

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

Distribution Reinvestment Plans

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. On May 1, 2018, we amended and restated the Private Offering Distribution Reinvestment Plan in connection with the Public Offering to establish the purchase price per share under the distribution reinvestment plan of our Class A, Class T, and Class W shares. On June 21, 2019, our board of directors further amended and restated the distribution reinvestment plan (the “Distribution Reinvestment Plan”), effective as of July 13, 2019, to include, as eligible participants, stockholders holding Class Y shares of our common stock and stockholders holding Class Z shares of our common stock, and to state that the purchase price for shares pursuant to the Distribution Reinvestment Plan shall be $9.30 per share for all classes of shares. No sales commissions or dealer manager fees are paid with respect to the sale of such shares. On September 28, 2020, our board of directors further amended the Distribution Reinvestment Plan, effective as of October 10, 2020, to state that the purchase price for shares pursuant to the Distribution Reinvestment Plan shall be equal to

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

the estimated value per share of each class of shares. We may amend or terminate the Distribution Reinvestment Plan for any reason at any time upon 10 days’ prior written notice to stockholders. On March 30, 2020, our board of directors approved the suspension of our distributions; and during such suspension, no distributions will be reinvested pursuant to the Distribution Reinvestment Plan.

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our share redemption program remains suspended as of March 31, 2024.

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

For the year ended December 31, 2023 and the three months ended March 31, 2024, we did not receive any redemption requests.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Note 9. Subsequent Events

Fayetteville JPM Mortgage Loan Refinance

On April 10, 2024, we, through our Operating Partnership, and a property-owning special purpose entity (“Borrower”) wholly-owned by the Operating Partnership, entered into a $34.5 million mortgage loan (the “JPM Mortgage Loan”) with JPMorgan Chase Bank, N.A., a national banking association. The JPM Mortgage Loan repaid and replaced the Company’s existing $29.5 million Fayetteville JPM Mortgage Loan entered into on June 28, 2017.

The JPM Mortgage Loan has an initial term of one year with a maturity date of April 9, 2025, and contains two six-month extension options, subject to conditions as defined in the JPM Mortgage Loan. The JPM Mortgage Loan requires payments of interest only for such period, with the principal balance due upon maturity. The JPM Mortgage Loan bears interest at a rate of the one-month Secured Overnight Financing Rate (“SOFR”) plus 2.25%. In conjunction with the JPM Mortgage Loan, the Company entered into an interest rate cap agreement with a notional amount of $34.5 million, whereby SOFR was capped at 4.25% through the maturity of the JPM Mortgage Loan, that fixes the all in rate at 6.5%.

We and H. Michael Schwartz, our Chairman of the board of directors and a director (our “Chairman”), serve as non-recourse guarantors pursuant to the terms and conditions of the JPM Mortgage Loan pursuant to a guaranty agreement entered into in connection with the JPM Mortgage Loan (the “Guaranty Agreement”). The JPM Mortgage Loan contains a number of other customary terms and covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report, as well as with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

Strategic Student & Senior Housing Trust, Inc. was formed on October 4, 2016 and commenced formal operations on June 28, 2017, as discussed below. We were formed under the MGCL for the purpose of engaging in the business of investing in student housing and senior housing properties and related real estate investments. We elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes beginning with our taxable year ended December 31, 2017.

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On July 10, 2019, the post-effective amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Effective July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share. The termination of our Primary Offering occurred on May 1, 2021.

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

Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of March 31, 2024, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

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

As of March 31, 2024 we owned one student housing property and four senior housing properties.

Student Housing

As of March 31, 2024, our student housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	Primary University Served	Average Monthly Revenue / Bed(1)	# of Units	# of Beds	Occupancy%(2)
Fayetteville	June 28, 2017	2016	University of Arkansas	$725	198	589	97.8%

(1)
Calculated based on our base rental revenue earned during the three months ended March 31, 2024 divided by average occupied beds over the same period.
(2)
Represents occupied beds divided by total rentable beds as of March 31, 2024.

Senior Housing

As of March 31, 2024, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,208	119	91.7%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,410	112	82.9%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,025	64	97.4%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,399	309	89.0%
Total				$5,147	604	89.3%

(1)
Calculated based on our revenue earned during the three months ended March 31, 2024 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of March 31, 2024.

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

REIT Qualification

We made an election to be taxed as a REIT, under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2017. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

During the three months ended March 31, 2024 and 2023, we have derived revenues principally from rents and related fees received from residents of our student housing and senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

During each of the quarters ended March 31, 2024 and 2023, occupancy at our Fayetteville property was approximately 98%. Our pre-leasing for academic year 2024/2025 is currently at approximately 100% at our Fayetteville property serving the University of Arkansas. Due to increased enrollment over the last two years coupled with minimal new development in Fayetteville, we are experiencing more favorable supply and demand conditions, which has allowed us to increase rental rates during academic year 2023/2024 and continue to increase rental rates during the pre-leasing for academic year 2024/2025.

At our senior housing properties, during 2023 and we continue to see, COVID-19 variant breakthrough infections, however, we have experienced increased move in activity and occupancies while continuing to incur incremental, COVID-19 related expenses. During 2023 and 2024, historically low unemployment and competitors, have negatively affected the ability of our senior housing properties to maintain necessary staffing levels resulting in the need to use third party contract services and overtime.

Comparison of the Three Months Ended March 31, 2024 and 2023

Leasing and Related Revenues - Student

Leasing and related revenues - student for the three months ended March 31, 2024 were approximately $1.4 million, as compared to approximately $1.2 million for the three months ended March 31, 2023, an increase of approximately $0.2 million. The increase is primarily attributable to an increase in rental rates at our Fayetteville property. We expect leasing and related revenues – student to fluctuate in future periods for the Fayetteville property commensurate with our leasing activity.

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended March 31, 2024 were approximately $8.4 million, as compared to approximately $7.9 million for the three months ended March 31, 2023, an increase of approximately $0.5 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses - Student

Property operating expenses - student for each of the three months ended March 31, 2024 and 2023 were approximately $0.6 million. Such expenses include the cost to operate our student housing properties including payroll, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended March 31, 2024 were approximately $6.3 million, as compared to approximately $5.7 million for the three months ended March 31, 2023, an increase of approximately $0.6 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to an increase in payroll, due to an increase in employee headcount, the use of contract services, and turnover costs to fill vacancies. To a lesser extent, inflationary pressures impacted overall property expenses, not limited to payroll, utilities, repairs and maintenance, and insurance.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for each of the three months ended March 31, 2024 and 2023 were approximately $0.6 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were approximately $0.4 million, as compared to approximately $0.5 million for the three months ended March 31, 2023, an decrease of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The decrease was primarily due to an decrease in professional services, legal, and accounting expenses. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2024 was approximately $1.7 million, as compared to approximately $1.8 million for the three months ended March 31, 2023, a decrease of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for the three months ended March 31, 2024 was approximately $2.3 million, as compared to approximately $2.2 million for the three months ended March 31, 2023, an increase of approximately $0.1 million. The increase is primarily attributable to the increased rate on our variable rate KeyBank Bridge Loans. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended March 31, 2024 and 2023 were approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the three months ended March 31, 2024 and 2023, is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
Net cash flow provided by (used in):
Operating activities	$516,427	$394,092	$122,335
Investing activities	(331,663)	(1,446,117)	1,114,454
Financing activities	(754,939)	(578,845)	(176,094)

Cash flows provided by operating activities for the three months ended March 31, 2024 and 2023 were approximately $0.5 million and $0.4 million, respectively, a change of approximately $0.1 million. The increase in cash provided by operating activities was primarily the result of an increase in cash provided by operating assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2024 and 2023 were approximately $0.3 million and $1.4 million, respectively, a change of approximately $1.1 million. The decrease in cash used in investing activities is primarily the result of the decrease in additions to real estate during 2024.

Cash flows used in financing activities for the three months ended March 31, 2024 and 2023 were approximately $0.8 million and $0.6 million, respectively, a change of approximately $0.2 million. The increase in cash used in financing activities is primarily the result of the extension and modification of the KeyBank Bridge Loans during 2024.

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

The Fayetteville JPM Mortgage Loan was set to mature on July 1, 2024, however, on April 10, 2024, we refinanced the loan with the existing lender into the new JPM Mortgage Loan with an initial maturity of April 9, 2025. Please see Note 9 – Subsequent Events for additional details.

Distribution Policy and Distributions

In order to retain cash and preserve financial flexibility in light of the impact that COVID-19 has had and could continue to have on our business and the uncertainty as to the ultimate severity, duration, and effects of the outbreak, on March 30, 2020, our board of directors approved the suspension of all distributions to our stockholders.

Historically, we have made distributions to our stockholders using a combination of cash flows from operations and the proceeds from the Public Offering in anticipation of additional future cash flow. As such, this reduces the amount of capital we ultimately invested in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund. Though we have previously only paid cash distributions and may pay stock distributions in the future, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

We commenced paying distributions in September 2017. From our inception through March 31, 2024, we paid cumulative distributions of approximately $17.3 million, including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $82.7 million, which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $71.0 million.

For the three ended March 31, 2024, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $2.6 million. For the three ended March 31, 2023, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $2.8 million.

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

Indebtedness

As of March 31, 2024, our total indebtedness was approximately $161.0 million, which included approximately $135.4 million in fixed rate debt and approximately $25.6 million in variable rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the payment of interest and principal on our outstanding indebtedness, for the payment of operating expenses and distributions, if resumed in the future, and for property capital improvements, and acquisitions, either directly or through entity interests, if any.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2024:

	Payments due during the years ending December 31:
	Total	2024		2025-2026	2027-2028
Debt interest(1)	$24,883,941	$6,182,436		$11,469,320	$7,232,185
Debt principal(2)	160,971,974	31,401,081	(3)	28,925,620	100,645,273
Total contractual obligations	$185,855,915	$37,583,517		$40,394,940	$107,877,458

(1)
Interest expense for variable rate debt was calculated based on the rate in effect on March 31, 2024.
(2)
The required principal payments and the related interest on KeyBank Bridge Loans have been reflected in the above table, assuming that the outstanding principal is paid off at the maturity of the loan.
(3)
On April 10, 2024, we entered into a $34.5 million mortgage loan with JPMorgan Chase Bank, N.A, which repaid and replaced the Company’s existing $29.5 million Fayetteville JPM Mortgage Loan. The JPM Mortgage Loan has an initial term of one year with a maturity date of April 9, 2025. Please see Note 9 – Subsequent Events for additional details.

Off-Balance Sheet Arrangements

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

As of March 31, 2024, our debt consisted of approximately $161.0 million, which included approximately $135.4 million in fixed rate debt and approximately $25.6 million in variable rate debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.3 million annually.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2024:

	Year Ending December 31,
	2024		2025	2026	2027	2028	Total
Fixed rate debt	$30,951,081	(2)	$1,856,855	$1,952,215	$2,052,475	$98,592,798	$135,405,424
Average interest rate	4.85%		4.94%	4.94%	4.94%	4.94%	4.92%
Variable rate debt	$450,000		$25,116,550	—	—	—	$25,566,550
Average interest rate(1)	9.42%		9.42%	—	—	—	9.42%

(1)
The average interest rate was calculated based on the rate in effect on March 31, 2024.
(2)
On April 10, 2024, we entered into a $34.5 million mortgage loan with JPMorgan Chase Bank, N.A, which repaid and replaced the Company’s existing $29.5 million Fayetteville JPM Mortgage Loan. The JPM Mortgage Loan has an initial term of one year with a maturity date of April 9, 2025. Please see Note 9 – Subsequent Events for additional details.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have incurred net losses to date, have an accumulated deficit and our operations may not be profitable in 2024.

We incurred a net loss attributable to common stockholders of approximately $2.6 million for the three months ended March 31, 2024. Our accumulated deficit was approximately $82.7 million as of March 31, 2024. Given that (i) we are in our operational stage and (ii) due to COVID-19 we terminated our Public Offering, we currently have no plans to acquire any additional properties, and our operations will likely not be profitable in 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended March 31, 2024, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on April 26, 2018, Commission File No. 333-220646

3.2

Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed on June 15, 2018, Commission File No. 333-220646

3.4

Second Articles of Amendment to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 14, 2019, Commission File No. 333-220646

3.5

Articles Supplementary to Second Articles of Amendment and Restatement of Strategic Student & Senior Housing Trust, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on July 10, 2019, Commission File No. 333-220646

10.1

Eighth Amendment to Second Amended and Restated Credit Agreement, dated March 13, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 18, 2024, Commission File No. 333-220646.

10.2	Pledge and Security Agreement, dated March 13, 2024, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 18, 2024, Commission File No. 333-220646.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Deficit and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: May 7, 2024	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)