Form 10-Q
period 2024-09-30
Strategic Student & Senior Housing Trust, Inc.
filed 2024-11-08
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, equity (deficit) and temporary equity, and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate facilities:
Land	$12,005,000	$12,005,000
Buildings	153,273,037	153,273,036
Site improvements	2,748,917	2,748,917
Furniture, fixtures and equipment	9,814,988	9,095,957
	177,841,942	177,122,910
Accumulated depreciation	(33,373,295)	(29,412,671)
	144,468,647	147,710,239
Construction in process	379,160	303,497
Real estate held for investment, net	144,847,807	148,013,736
Real estate held for sale, net	—	43,777,523
Total real estate facilities, net	144,847,807	191,791,259
Cash and cash equivalents	13,842,913	5,591,709
Restricted cash	2,745,911	2,696,750
Other assets:
Other assets, net	1,729,012	1,136,488
Other assets related to real estate held for sale, net	—	132,550
Total other assets, net	1,729,012	1,269,038
Total assets	$163,165,643	$201,348,756
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Debt:
Debt, net	$104,528,906	$131,391,624
Debt related to real estate held for sale, net	—	29,472,194
Total Debt, net	104,528,906	160,863,818
Accounts payable and accrued liabilities:
Accounts payable and accrued liabilities	2,948,660	2,712,269
Accounts payable and accrued liabilities related to real estate held for sale	—	971,797
Total accounts payable and accrued liabilities	2,948,660	3,684,066
Due to affiliates	13,955,752	15,663,315
Distributions payable	7,924,760	6,862,259
Total liabilities	129,358,078	187,073,458
Commitments and contingencies (Note 10)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity (Deficit):
Strategic Student & Senior Housing Trust, Inc. Deficit:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,635,430 and 11,632,930 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11,634	11,632
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at September 30, 2024 and December 31, 2023	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at September 30, 2024 and December 31, 2023	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at September 30, 2024 and December 31, 2023	167	167
Additional paid-in capital	97,740,790	97,729,191
Distributions	(17,722,288)	(17,722,288)
Accumulated deficit	(60,648,400)	(80,129,935)
Total Strategic Student & Senior Housing Trust, Inc. equity (deficit)	19,383,190	(109,946)
Noncontrolling interests in our Operating Partnership	(1,091,829)	(1,130,960)
Total equity (deficit)	18,291,361	(1,240,906)
Total liabilities, temporary equity, and equity (deficit)	$163,165,643	$201,348,756

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Leasing and related revenues – senior	$8,904,747	$8,345,959	$25,896,604	$24,284,920
Operating expenses:
Property operating expenses – senior	6,382,502	6,073,124	19,020,764	17,525,697
Property operating expenses – affiliates	507,039	499,165	1,509,358	1,485,960
General and administrative	433,022	545,394	1,579,009	1,796,031
Depreciation	1,346,149	1,423,387	4,003,198	4,268,170
Total operating expenses	8,668,712	8,541,070	26,112,329	25,075,858
Income (loss) from operations	236,035	(195,111)	(215,725)	(790,938)
Other income (expense):
Interest expense	(1,328,821)	(1,346,689)	(3,973,898)	(4,010,457)
Interest expense – debt issuance costs	(35,526)	(35,526)	(106,576)	(106,579)
Other	(2,424)	50,523	(73,693)	110,331
Net loss from continuing operations	(1,130,736)	(1,526,803)	(4,369,892)	(4,797,643)
Discontinued operations:
Net loss from discontinued operations	(378,291)	(957,375)	(2,348,183)	(2,615,117)
Loss on extinguishment of debt	(286,719)	—	(286,719)	—
Gain on sale of real estate, net	27,587,961	—	27,587,961	—
Net income (loss) from discontinued operations	26,922,951	(957,375)	24,953,059	(2,615,117)
Net income (loss)	25,792,215	(2,484,178)	20,583,167	(7,412,760)
Less: Distributions to preferred unitholders in our Operating Partnership	(362,077)	(340,683)	(1,062,501)	(995,217)
Net loss attributable to the noncontrolling interests in our Operating Partnership	(50,764)	5,582	(39,131)	16,633
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$25,379,374	$(2,819,279)	$19,481,535	$(8,391,344)
Net loss per common share attributable to common shareholders - continuing operations:
Net loss per Class A share – basic and diluted	$(0.11)	$(0.14)	$(0.41)	$(0.44)
Net loss per Class T share – basic and diluted	$(0.11)	$(0.14)	$(0.41)	$(0.44)
Net loss per Class W share – basic and diluted	$(0.11)	$(0.14)	$(0.41)	$(0.44)
Net loss per Class Y share – basic and diluted	$(0.11)	$(0.14)	$(0.41)	$(0.44)
Net loss per Class Z share – basic and diluted	$(0.11)	$(0.14)	$(0.41)	$(0.44)
Net income (loss) per common share attributable to common shareholders - discontinued operations:
Net income (loss) per Class A share – basic and diluted	$2.05	$(0.08)	$1.90	$(0.20)
Net income (loss) per Class T share – basic and diluted	$2.05	$(0.08)	$1.90	$(0.20)
Net income (loss) per Class W share – basic and diluted	$2.05	$(0.08)	$1.90	$(0.20)
Net income (loss) per Class Y share – basic and diluted	$2.05	$(0.08)	$1.90	$(0.20)
Net income (loss) per Class Z share – basic and diluted	$2.05	$(0.08)	$1.90	$(0.20)
Net income (loss) per common share attributable to common shareholders - total:
Net income (loss) per Class A share – basic and diluted	$1.94	$(0.22)	$1.49	$(0.64)
Net income (loss) per Class T share – basic and diluted	$1.94	$(0.22)	$1.49	$(0.64)
Net income (loss) per Class W share – basic and diluted	$1.94	$(0.22)	$1.49	$(0.64)
Net income (loss) per Class Y share – basic and diluted	$1.94	$(0.22)	$1.49	$(0.64)
Net income (loss) per Class Z share – basic and diluted	$1.94	$(0.22)	$1.49	$(0.64)
Weighted average Class A shares outstanding – basic and diluted	11,629,180	11,626,680	11,627,583	11,625,215
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,715,025	$(17,722,288)	$(69,056,360)	$10,949,461	$(1,109,272)	$9,840,189	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(322,853)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	2,835	—	—	2,835	—	2,835	—	—
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,797,733)	(2,797,733)	—	(2,797,733)	322,853	—
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,370)	(5,370)	—	—
Balance as of March 31, 2023	11,630,430	11,630	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,717,860	(17,722,288)	(71,854,093)	8,154,563	(1,114,642)	7,039,921	10,165,594	5,350,610
Issuance of Restricted stock	2,500	2		—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(331,681)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,531	—	—	3,531	—	3,531	—	—
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,774,332)	(2,774,332)	—	(2,774,332)	331,681	—
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,682)	(5,682)	—	—
Balance as of June 30, 2023	11,632,930	11,632	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,721,391	(17,722,288)	(74,628,425)	5,383,764	(1,120,324)	4,263,440	10,165,594	5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(340,683)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,819,279)	(2,819,279)	—	(2,819,279)	340,683	—
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,582)	(5,582)	—	—
Balance as of September 30, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,725,291	$(17,722,288)	$(77,447,704)	$2,568,385	$(1,125,906)	$1,442,479	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity (Deficit)	Noncontrolling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,729,191	$(17,722,288)	$(80,129,935)	$(109,946)	$(1,130,960)	$(1,240,906)	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(347,582)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,565,145)	(2,565,145)	—	(2,565,145)	347,582	—
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,100)	(5,100)	—	—
Balance as of March 31, 2024	11,632,930	11,632	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,733,091	(17,722,288)	(82,695,080)	(2,671,191)	(1,136,060)	(3,807,251)	10,165,594	5,350,610
Issuance of Restricted stock	2,500	2		—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(352,842)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,799	—	—	3,799	—	3,799	—	—
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,332,694)	(3,332,694)	—	(3,332,694)	352,842	—
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,533)	(6,533)	—	—
Balance as of June 30, 2024	11,635,430	11,634	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,736,890	(17,722,288)	(86,027,774)	(6,000,084)	(1,142,593)	(7,142,677)	10,165,594	5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,077)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	25,379,374	25,379,374	—	25,379,374	362,077
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,764	50,764	—	—
Balance as of September 30, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,740,790	$(17,722,288)	$(60,648,400)	$19,383,190	$(1,091,829)	$18,291,361	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$20,583,167	$(7,412,760)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	4,003,198	4,268,170
Amortization of debt issuance costs	106,576	106,574
Stock based compensation expense related to issuance of restricted stock	11,601	10,266
Discontinued operating activities	988,364	1,178,594
Discontinued operating activities - loss on extinguishment of debt	286,719	—
Discontinued operating activities - gain on sale of real estate, net	(27,587,961)	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(609,301)	397,999
Accounts payable and accrued liabilities	236,392	500,751
Due to affiliates	(2,002,026)	1,527,277
Discontinued operating activities - changes in assets and liabilities	(719,593)	777,741
Net cash (used in) provided by operating activities	(4,702,864)	1,354,612
Cash flows from investing activities:
Additions to real estate	(774,761)	(1,923,056)
Discontinued investing activities	70,649,776	(475,902)
Net cash provided by (used in) investing activities	69,875,015	(2,398,958)
Cash flows from financing activities:
Scheduled principal payments of mortgage loans	(1,292,797)	(1,256,211)
Discontinued financing activities	(55,578,989)	(450,000)
Net cash used in financing activities	(56,871,786)	(1,706,211)
Net change in cash, cash equivalents, and restricted cash	8,300,365	(2,750,557)
Cash, cash equivalents, and restricted cash, beginning of period	8,288,459	12,544,609
Cash, cash equivalents, and restricted cash, end of period	$16,588,824	$9,794,052
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$6,808,224	$6,738,061
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$—	$18,727
Distributions payable to preferred unit holders in our operating partnership	$1,062,501	$995,217

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 10 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, both of which remain suspended as of September 30, 2024. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 22, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.34 for our Class A shares, Class T shares, Class W shares, Class Y

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023.

As of September 30, 2024, we owned four senior housing properties. On July 31, 2024, we sold our sole remaining student housing property known as the Fayetteville property, for $72.25 million. In conjunction with the sale, we repaid the $34.5 million Fayetteville Mortgage Loan and repaid the $25.4 million KeyBank Bridge Loan.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of September 30, 2024, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 7 – Preferred Equity in our Operating Partnership.

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

We have no employees. Our advisor is SSSHT Advisor, LLC, a Delaware limited liability company (our “Advisor”), which was formed on October 3, 2016. The majority of the officers of our Advisor are also officers of us and our Sponsor. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the Advisory Agreement, as defined elsewhere herein. Please see Note 9 – Related Party Transactions for additional detail.

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

September 30, 2024

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of September 30, 2024, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

September 30, 2024

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

During the nine months ended September 30, 2024 and 2023, we did not acquire any properties or incur any acquisition-related transaction costs.

Real Estate Held for Sale

We consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related debt are classified as “real estate held for sale” and “debt related to real estate held for sale,” respectively, in the period when all criteria are met in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

course of business are included in continuing operations on the Company’s consolidated statements of operations, consistent with current accounting guidance. In June 2024, we concluded that the Fayetteville property qualified as discontinued operations as the property met the criteria of held for sale, and the disposal represents a strategic shift in our business as we will no longer own or operate student housing properties. As a result, certain items were reclassified as part of discontinued operations for all periods presented. On July 31, 2024, we sold our sole remaining student housing property located in Fayetteville Arkansas (“Fayetteville property”).

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the nine months ended September 30, 2024 and 2023, no impairment losses were recognized.

Revenue Recognition and Accounts Receivable

Prior to its sale, our student housing property was typically leased by the bed with fixed terms on an individual lease basis, often with parental guarantees. Substantially all of our leases coincided with the university’s academic year but generally commenced in August and terminated in July. We billed residents on a monthly basis, which was generally due at the beginning of the month. Residents had access to their units along with the property’s amenities (i.e. study rooms, exercise facilities, common areas, etc.). The units were generally fully equipped (i.e., kitchen facilities, washer/dryer, etc.). We did not provide any food or other similar services.

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

September 30, 2024

(Unaudited)

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For each of the three months ended September 30, 2024 and 2023, revenues totaling approximately $0.1 million, are included in “Leasing and related revenues - senior”. For the nine months ended September 30, 2024 and 2023, revenues totaling approximately $0.3 million and $0.5 million, respectively, are included in “Leasing and related revenues - senior”.

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2024 and December 31, 2023, approximately $40,000 and $50,000, respectively, was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs from continuing operations are included in property operating expenses and advertising costs from discontinued operations are included in discontinued operations, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. For the nine months ended September 30, 2024 and 2023, we incurred advertising costs of approximately $0.6 million and $0.7 million, respectively.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of both September 30, 2024 and December 31, 2023, the gross amount allocated to in-place leases from held for investment was approximately $16.0 million, and accumulated amortization of in-place lease intangibles totaled approximately $16.0 million for each of the periods.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts included in debt and debt held for sale totaled approximately $0.5 million as of September 30, 2024 and $0.7 million as of December 31, 2023.

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

September 30, 2024

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

The table below summarizes the carrying amounts and fair values of fixed rate debt instruments that are not carried at fair value as of September 30, 2024 and December 31, 2023. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

amounts. As of December 31, 2023, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. As of September 30, 2024, we did not have any variable rate debt.

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value (1)	Carrying Value (1)
Fixed Rate Secured Debt	$102,950,000	$105,047,699	$131,800,000	$135,840,497

(1)
Includes the fixed rate Fayetteville JPM Mortgage Loan that was repaid on April 10, 2024 with the proceeds of the Fayetteville Mortgage Loan.

During the nine months ended September 30, 2024, we held an interest rate hedge to hedge our interest rate exposure (See Notes 5 – Debt and Debt held for Sale and 6 – Derivative Instruments). The interest rate hedge was terminated on July 31, 2024 in conjunction with the sale of the Fayetteville property. The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest hedge was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.

To comply with GAAP, we incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contract for the effect of non-performance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we had determined that the majority of the inputs used to value our derivative was within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2024, we had assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative position and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivatives valuation in its entirety was classified in Level 2 of the fair value hierarchy.

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

September 30, 2024

(Unaudited)

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

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	September 30, 2024	December 31, 2023
Deferred tax liabilities:
Depreciation timing differences	$(135,592)	$(121,118)
Other	—	(34,089)
Total deferred tax liability	(135,592)	(155,207)

Deferred tax assets:
Net operating loss carryovers	6,505,289	6,007,314
Other	365,285	90,290
Total deferred tax assets	6,870,574	6,097,604

Valuation allowance (1)	(6,734,982)	(5,942,397)

Net deferred tax assets	$—	$—
(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

The Company had consolidated pretax net income (loss) attributable to our common stockholders of approximately $25.4 million, and ($2.8) million for the quarters ended September 30, 2024, and 2023, respectively, with an effective tax rate of 0% for both periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable to the non-taxable REIT income and the full valuation allowance.

As of September 30,2024, the gross federal net operating losses are approximately $25.3 million. The gross state net operating losses are approximately $34.2 million. The state net operating losses expire between 2033 and 2038. The tax years 2020 through 2023 remain open for the federal and state returns.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2024, and December 31, 2023, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Concentration

No single senior resident represents a significant concentration of our revenues. For the month of September 2024, approximately 55% and 45% of our rental income was concentrated in Oregon and Utah, respectively.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for each of the three and nine months ended September 30, 2024, and September 30, 2023, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for each of the three and nine months ended September 30, 2024, and September 30, 2023.

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

Segment Reporting

After the sale of the Fayetteville property, our real estate portfolio is comprised of one reportable segment: senior housing. Please see Note 8 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 3. Discontinued Operations

On June 7, 2024, the Company executed an agreement of purchase and sale with an unaffiliated third party for the sale of our sole remaining student property located in Fayetteville, Arkansas (“Fayetteville property”). The Fayetteville property was sold on July 31, 2024.

In June 2024, we concluded that the Fayetteville property qualified as discontinued operations as the property met the criteria of held for sale, and the disposal represents a strategic shift in our business as we no longer own or operate student housing communities. As a result, certain items were reclassified as part of discontinued operations for comparative purposes. The amounts in the statement of operations that are included in discontinued operations are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Leasing and related revenues – student	$511,339	$1,233,249	$3,382,068	$3,636,439
Operating expenses:
Property operating expenses – student	409,713	730,252	1,656,302	1,976,462
Property operating expenses – affiliates	41,752	126,617	294,463	374,306
Depreciation	—	355,550	660,286	1,044,531
Total operating expenses	451,465	1,212,419	2,611,051	3,395,299
Other expenses:
Interest expense (1)	426,318	933,517	2,502,015	2,722,194
Derivative fair value adjustment (2)	—	—	147,284	—
Interest expense - debt issuance costs (3)	11,847	44,688	469,901	134,063
Total other expenses	438,165	978,205	3,119,200	2,856,257
Loss from discontinued operations	(378,291)	(957,375)	(2,348,183)	(2,615,117)

Loss on extinguishment of debt (4)	(286,719)	—	(286,719)	—
Gain on sale of real estate, net (5)	27,587,961	—	27,587,961	—
Net income (loss) from discontinued operations	26,922,951	(957,375)	24,953,059	(2,615,117)

(1)
Includes interest expense related to the Fayetteville JPM Mortgage Loan, which was repaid in April 2024 in connection with the Fayetteville Mortgage Loan refinance, the Fayetteville Mortgage Loan and the KeyBank Bridge Loan that were required to be repaid according to the terms of such loans, in conjunction with the sale of the Fayetteville property.
(2)
On April 10, 2024, in conjunction with the Fayetteville Mortgage Loan refinance, the Company entered into an interest rate cap agreement with a notional amount of $34.5 million, whereby SOFR was capped at 4.25% through the maturity of the Fayetteville Mortgage Loan, that capped the all-in rate at 6.5%. We elected not to designate the interest cap as a hedge for GAAP purposes, and changes in the fair value are recorded in the statement of discontinued operations. The interest rate cap was settled on July 31, 2024, in conjunction with the sale of the Fayetteville property.
(3)
Includes interest expense - debt issuance costs related to the Fayetteville JPM Mortgage Loan, which was repaid in April 2024 in connection with the Fayetteville Mortgage Loan refinance, the Fayetteville Mortgage Loan and the KeyBank Bridge Loan that were required to be repaid according to the terms of such loans, in conjunction with the sale of the Fayetteville property.
(4)
Includes the write off of the net debt issuance costs associated with the $34.5 million Fayetteville JPM Loan and the $25.4 million KeyBank Bridge Loan in conjunction with the sale of the Fayetteville property in July 2024, along with the loss on the settlement of the interest rate cap.
(5)
Relates to the net gain on the sale of the Fayetteville property, which was sold on July 31, 2024.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table:

	Nine Months Ended September 30,
	2024	2023
Adjustments to reconcile discontinued operating activities:
Depreciation	$660,286	$1,044,531
Amortization of debt issuance costs	180,794	134,063
Derivative fair value adjustment	147,284	—
Adjustments to reconcile discontinued operating activities	988,364	1,178,594
Loss on extinguishment of debt	286,719	—
Gain on sale of real estate, net	(27,587,961)	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Purchase of interest rate cap	(366,000)	—
Settlement of interest rate cap	181,500	—
Other assets	142,242	35,643
Accounts payable and accrued liabilities	(971,798)	367,392
Due to affiliates	294,463	374,706
Net cash (used in) provided by changes in assets and liabilities related to discontinued operating activities	(719,593)	777,741
Cash flows from discontinued investing activities:
Additions to real estate	(213,275)	(475,902)
Net proceeds from sale of real estate	70,863,051	—
Net cash provided by (used in) discontinued investing activities	70,649,776	(475,902)
Cash flows from discontinued financing activities:
Principal payments of KeyBank Bridge Loan	(350,000)	(450,000)
Repayment of Fayetteville JPM Mortgage Loan	(29,500,000)	—
Proceeds from Fayetteville Mortgage Loan	34,500,000	—
Repayment of Fayetteville Mortgage Loan	(34,500,000)	—
Repayment of KeyBank Bridge Loan	(25,366,550)	—
Debt issuance costs	(362,439)	—
Net cash used in discontinued financing activities	(55,578,989)	(450,000)

Note 4. Real Estate Facilities and Real Estate Held for Sale

The following summarizes the activity in the real estate facilities during the nine months ended September 30, 2024:

Real estate facilities
Balance at December 31, 2023	$177,122,910
Additions - Senior	719,032
Balance at September 30, 2024	$177,841,942
Accumulated depreciation
Balance at December 31, 2023	$(29,412,671)
Depreciation expense included in continuing operations	(3,960,624)
Balance at September 30, 2024	$(33,373,295)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following summarizes the real estate reclassified as held for sale:

	September 30, 2024 (1)	December 31, 2023
Real estate reclassified as held for sale
Land	$—	$4,903,000
Buildings	—	45,888,288
Site improvements	—	839,000
Furniture, fixtures and equipment	—	3,239,635
	—	54,869,923
Accumulated depreciation	—	(11,143,433)
	—	43,726,490
Construction in process	—	51,033
Total real estate held for sale, net	$—	$43,777,523
(1)
On June 7, 2024, the Company executed an agreement of purchase and sale with an unaffiliated third party for the sale of our sole remaining student property located in Fayetteville, Arkansas (“Fayetteville property”). The Fayetteville property was sold on July 31, 2024.

Note 5. Debt and Debt Held for Sale

The Company’s outstanding debt is summarized as follows:

Loan	September 30, 2024	December 31, 2023	Interest Rate	Maturity Date
Freddie Mac Utah Loans (1)	$43,711,402	$44,291,048	5.06%	2/23/2028
Freddie Mac Courtyard Loan (2)	61,336,297	62,049,449	4.86%	9/1/2028
KeyBank Bridge Loans (3)	—	25,716,550	N/A	N/A
Debt issuance costs, net	(518,793)	(665,423)
Debt, net	104,528,906	131,391,624
Fayetteville JPM Mortgage Loan (4)	—	29,500,000	N/A	N/A
Debt issuance costs held for sale, net	—	(27,806)
Debt related to real estate held for sale, net	—	29,472,194
Total debt, net	$104,528,906	$160,863,818

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

September 30, 2024

(Unaudited)

part, subject to payment of a prepayment penalty. If the prepayment occurs during the last 90 days of the term of the Fayetteville JPM Mortgage Loan, no prepayment penalty will be required.

We and H. Michael Schwartz, our Chairman of the board and a director (our “Chairman”), served as non-recourse guarantors pursuant to the terms and conditions of the Fayetteville JPM Mortgage Loan. The Fayetteville JPM Mortgage Loan contained a number of other customary terms and covenants. The JPM Borrower maintains separate books and records and its separate assets and credit (including the Fayetteville Property) are not available to pay our other debts. The fixed rate Fayetteville JPM Mortgage Loan was repaid and terminated in accordance with the terms of the loan on April 10, 2024 (see “Fayetteville Mortgage Loan” below).

Fayetteville Mortgage Loan

On April 10, 2024, we, through our Operating Partnership, and a property-owning special purpose entity (“Borrower”) wholly-owned by the Operating Partnership, entered into a $34.5 million mortgage loan (the “Fayetteville Mortgage Loan”) with JPMorgan Chase Bank, N.A., a national banking association. The Fayetteville Mortgage Loan repaid and replaced the Company’s existing $29.5 million Fayetteville JPM Mortgage Loan entered into on June 28, 2017. The Fayetteville Mortgage Loan had an initial term of one year with a maturity date of April 9, 2025. The Fayetteville Mortgage Loan required payments of interest only, with the principal balance due upon maturity. The Fayetteville Mortgage Loan bore interest at a rate of the one-month Secured Overnight Financing Rate (“SOFR”) plus 2.25%. In conjunction with the Fayetteville Mortgage Loan, the Company entered into an interest rate cap agreement with a notional amount of $34.5 million, whereby SOFR was capped at 4.25% through the maturity of the Fayetteville Mortgage Loan, that the all-in rate is capped at 6.5%.

We and H. Michael Schwartz, our Chairman of the board of directors and a director (our “Chairman”), served as non-recourse guarantors pursuant to the terms and conditions of the Fayetteville Mortgage Loan pursuant to a guaranty agreement entered into in connection with the Fayetteville Mortgage Loan (the “Guaranty Agreement”). The Fayetteville Mortgage Loan contained a number of other customary terms and covenants. On July 31, 2024, in conjunction with the sale of the Fayetteville Property, we repaid the remaining balance of the Fayetteville Mortgage Loan and terminated it in accordance with the terms of the Fayetteville Mortgage Loan.

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

September 30, 2024

(Unaudited)

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. In accordance with the terms of the loan, since the KeyBank Bridge Loans were repaid in full on July 31, 2024 in conjunction with the sale of the Fayetteville property, the liquidity requirement was reduced to $4.8 million. We are able to further reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of September 30, 2024, we were in compliance with these covenants.

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

The KeyBank Bridge Loans bore interest at a rate of 1-month SOFR plus 400 basis points. Pursuant to the Courtyard Bridge Loans, the security for the Utah Bridge Loan was amended such that both loans are secured by the same pool of collateral, which now includes a pledge of distributions and other rights with respect to the equity interests in the subsidiaries that have a fee or leasehold interest in the Courtyard Property. In addition, on March 29, 2019, we executed an amendment such that (i) our Sponsor became an additional borrower, (ii) the collateral was amended such that it is additionally comprised

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

of a pledge of equity interests owned by subsidiaries of our Sponsor in certain entities, as set forth in separate pledge agreements and (iii) certain of the covenants and restrictions were revised accordingly. Upon the repayment of the Utah Bridge Loan, the KeyBank Bridge Borrowers must continue to apply 100% of the net proceeds from certain capital events and we are required to apply the net proceeds from the issuance of equity interests in us, including the net proceeds from our Primary Offering, to the outstanding Courtyard Bridge Loans. Unless KeyBank otherwise consents, until the Courtyard Bridge Loans are repaid, we were required to defer payment of (i) acquisition fees otherwise payable to our Advisor and Sponsor in connection with the acquisition of the Courtyard Property and (ii) in the event of a default, asset management fees otherwise payable to our Advisor with respect to the Courtyard Property. The Courtyard Bridge Loans imposed certain covenant requirements on us and the other parties to the Courtyard Bridge Loans, which, if breached, could have resulted in an event of default under the Courtyard Bridge Loans. In connection with the foregoing, we also amended the previously executed note with KeyBank in order to evidence the Courtyard Bridge Loans, and we also entered into an Omnibus Amendment and Reaffirmation of Loan Documents, as amended on March 29, 2019 (the “Omnibus Amendment”). As a result of the Omnibus Amendment, we continued to serve as a guarantor pursuant to the terms and conditions of the Courtyard Initial Bridge Loan.

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

On March 13, 2024, we amended the KeyBank Bridge Loans (“Eighth Amendment”) such that the maturity date was further extended to June 30, 2025 and the previously established interest reserve of $0.9 million was released. The Eighth Amendment modified certain collateral securing the KeyBank Bridge Loans and certain terms related thereto. On July 31, 2024, we sold the Fayetteville property for $72.25 million. In conjunction with the sale we repaid the remaining balance of the KeyBank Bridge Loans and terminated it in accordance with the terms of the loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt (including debt related to real estate held for sale) as of September 30, 2024:

2024	$438,975
2025	1,856,855
2026	1,952,215
2027	2,052,475
2028	98,747,179
Total payments	105,047,699
Debt issuance costs, net	(518,793)
Total	$104,528,906

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 6. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use an interest rate cap as part of our interest rate risk management strategy. We do not use interest rate derivatives for trading or speculative purposes.

Interest rate derivatives not designated as hedges for GAAP are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in derivative fair value adjustment within our consolidated statements of operations - discontinued operations. Our interest rate cap was terminated on July 31, 2024, in conjunction with the sale of the Fayetteville property.

The following table summarizes the terms of our derivative financial instruments during the nine months ended September 30, 2024:

Interest Rate Derivative:	Notional Amount	Strike	Effective Date	Maturity Date
SOFR Cap - Fayetteville Mortgage Loan	$34,500,000	4.25%	4/10/2024	4/10/2025	(1)
(1)
The interest rate cap was terminated on July 31, 2024, in conjunction with the sale of the Fayetteville property.

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations - discontinued operations for the periods presented:

	Gain (loss) recognized in consolidated statements of operations for the three months ended September 30,		Location of amounts in the statements of operations	Gain (loss) recognized in consolidated statements of operations for the nine months ended September 30,
Type	2024	2023		2024	2023
Interest Rate Cap	$—	$—	Interest Expense	$84,063	$—
Loss on extinguishment of debt (1)	(37,216)	—	Loss on extinguishment of debt	(37,216)	—
(1)
The interest rate cap was terminated on July 31, 2024, in conjunction with the sale of the Fayetteville property. The loss incurred on the sale of the interest rate cap was recorded in the statement of discontinued operations as part of “loss on extinguishment of debt”.

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

September 30, 2024

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

As of September 30, 2024 and December 31, 2023, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $7.2 million and $6.2 million, respectively, which are included in distributions payable in the accompanying consolidated balance sheets.

Note 8. Segment Disclosures

We have historically operated in two reportable business segments: (i) student housing and (ii) senior housing.

On June 7, 2024, the Company executed an agreement of purchase and sale with an unaffiliated third party for the sale of our sole remaining student housing property located in Fayetteville, Arkansas (“Fayetteville property”). On July 31, 2024, the Fayetteville property was sold. Subsequent to the sale, the Company only operates in a single segment, senior housing.

In June 2024, we concluded that the Fayetteville property sale qualified as discontinued operations as the property met the criteria of held for sale, and the disposal represents a strategic shift in our business as we will no longer own or operate student housing properties. Please see Note 3 - Discontinued Operations for additional details.

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

September 30, 2024

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

September 30, 2024

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of September 30, 2024, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

September 30, 2024

(Unaudited)

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

The Dealer Manager Agreement provided that we would cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. The Dealer Manager Agreement provided that we would cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of September 30, 2024, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

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

September 30, 2024

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2023 and the nine months ended September 30, 2024, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2023 and September 30, 2024:

	Year Ended December 31, 2023			Nine Months Ended September 30, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$527,934	$249,904	$278,030	$400,786	$678,816	$—
Transfer Agent expenses	116,991	116,991	—	88,672	88,672	—
Asset management fees	1,943,495	183,105	10,593,808	1,120,544	2,938,891	8,775,461
Property management oversight fees	540,808	—	2,644,596	388,814	—	3,033,410
Discontinued operations (1)	—	—	—	294,463	294,463	—
Disposition fee	—	—	—	361,250	361,250	—
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-In Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$3,129,228	$550,000	$15,663,315	$2,654,529	$4,362,092	$13,955,752
(1)
Includes asset management fees and property management oversight fees related to the Fayetteville property classified as discontinued operations.

Please see Note 5 – Debt and Debt Held for Sale and Note 7 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Note 10. Commitments and Contingencies

Property Management

Our student housing property was managed by a third-party student housing manager. Pursuant to our property management agreements, we paid a monthly management fee, plus reimbursement of amounts reasonably incurred in managing the property, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances, we paid a construction management fee for certain construction management services. The property management agreement had a one year term and automatically renews for successive one year periods thereafter, unless we or the third-party student housing manager provides prior written notice at least 30 days prior to the expiration of the term. In conjunction with the sale of the Fayetteville Property, we terminated the property management agreement.

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

September 30, 2024

(Unaudited)

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our share redemption program remains suspended as of September 30, 2024.

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

For the year ended December 31, 2023 and the nine months ended September 30, 2024, we did not receive any redemption requests.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of September 30, 2024, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

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

As of September 30, 2024 we owned four senior housing properties.

Senior Housing

As of September 30, 2024, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,357	119	93.7%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,475	112	80.4%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,107	64	94.1%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,484	309	92.5%
Total				$5,252	604	90.7%

(1)
Calculated based on our revenue earned during the nine months ended September 30, 2024 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of September 30, 2024.

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

Results of Operations

Overview

During the nine months ended September 30, 2024 and 2023, we have derived revenues from our continuing operations principally from rents and related fees received from residents of our senior housing properties and to a lesser extent from other services provided at our senior housing properties. In addition, during the nine months ended September 30, 2024 and 2023, we have derived revenues from our discontinued operations principally from rents and related fees received from residents of our student housing property. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

During the quarter ended September 30, 2023, occupancy at our Fayetteville property was approximately 99%. Due to increased enrollment over the last two years coupled with minimal new development in Fayetteville, we experienced more favorable supply and demand conditions, which allowed us to increase rental rates. On July 31, 2024, we sold the Fayetteville property for $72.25 million, less closing costs.

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

Comparison of the Three Months Ended September 30, 2024 and 2023

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the three months ended September 30, 2024 were approximately $8.9 million, as compared to approximately $8.3 million for the three months ended September 30, 2023, an increase of approximately $0.6 million. The increase is primarily attributable to an increase in rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the three months ended September 30, 2024 were approximately $6.4 million, as compared to approximately $6.1 million for the three months ended September 30, 2023, an increase of approximately $0.3 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to an increase in payroll, due to an increase in employee headcount, the use of outside agency contract services, and turnover costs to fill vacancies. To a lesser extent, inflationary pressures impacted overall property expenses, not limited to payroll, utilities, repairs and maintenance, and insurance.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the three months ended September 30, 2024 and 2023 were approximately $0.5 million. Property operating expenses - affiliates consists of asset management and property management oversight fees for our senior housing properties due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were approximately $0.4 million, as compared to approximately $0.5 million for the three months ended September 30, 2023, a decrease of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2024 was approximately $1.3 million, as compared to approximately $1.4 million for the three months ended September 30, 2023, a decrease of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for both of the three months ended September 30, 2024 and 2023 were approximately $1.3 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended September 30, 2024 and 2023 were approximately $35,000. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Income (Loss) from Discontinued Operations

We concluded that the Fayetteville property qualified as discontinued operations in June 2024, as the property met the criteria of held for sale, and the disposal represents a strategic shift in our business as we will no longer own or operate student housing properties. As a result, certain items were reclassified as part of discontinued operations, refer to Note 3 – Discontinued operations for additional details.

The net income (loss) from discontinued operations for the three months ended September 30, 2024, was approximately $26.9 million, as compared to approximately ($1.0) million for the three months ended September 30, 2023, an increase of approximately $27.9 million.

•
Leasing and related revenues - student for the three months ended September 30, 2024, were approximately $0.5 million, as compared to approximately $1.2 million for the three months ended September 30, 2023, a decrease of approximately $0.7 million. The decrease was primarily attributable to the sale of the Fayetteville property on July 31, 2024.
•
Depreciation expense for the three months ended September 30, 2024, was none, as compared to approximately $0.4 million for the three months ended September 30, 2023, a decrease of approximately $0.4 million. The decrease was primarily attributable to the held for sale treatment of the Fayetteville property in June 2024, as such depreciation was stopped for the property. The Fayetteville property was sold on July 31, 2024.
•
Interest expense for the three months ended September 30, 2024, was approximately $0.4 million, as compared to $0.9 million for the three months ended September 30, 2023, a decrease of approximately $0.5 million. The decrease was primarily attributable to sale of the Fayetteville property on July 31, 2024.
•
Loss on extinguishment of debt for the three months ended September 30, 2024, was approximately $0.3 million, as compared to none for the three months ended September 30, 2023. The decrease is primarily attributable to the write off of the debt issuance costs associated with the $34.5 million Fayetteville Mortgage Loan and the $25.4 million KeyBank Bridge Loan in conjunction with the sale of the Fayetteville property on July 31, 2024, in accordance with GAAP.

•
Gain on sale of real estate, net for the three months ended September 30, 2024, was approximately $27.6 million, as compared to none for the three months ended September 30, 2023. The increase is primarily attributable to the sale of the Fayetteville property, which was sold on July 31, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the nine months ended September 30, 2024 were approximately $25.9 million, as compared to approximately $24.3 million for the nine months ended September 30, 2023, an increase of approximately $1.6 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the nine months ended September 30, 2024 were approximately $19.0 million, as compared to approximately $17.5 million for the nine months ended September 30, 2023, an increase of approximately $1.5 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to an increase in payroll, due to an increase in employee headcount, the use of outside agency contract services, and turnover costs to fill vacancies. To a lesser extent, inflationary pressures impacted overall property expenses, not limited to payroll, utilities, repairs and maintenance, and insurance.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the nine months ended September 30, 2024 and 2023 were approximately $1.5 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were approximately $1.6 million, as compared to approximately $1.8 million for the nine months ended September 30, 2023, a decrease of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The decrease was primarily due to an decrease in accounting expenses and professional services. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2024 was approximately $4.0 million, as compared to approximately $4.3 million for the nine months ended September 30, 2023, a decrease of approximately $0.3 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for both of the nine months ended September 30, 2024 and 2023 were approximately $4.0 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the nine months ended September 30, 2024 and 2023 were approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Income (Loss) from Discontinued Operations

We concluded that the Fayetteville property qualified as discontinued operations in June 2024 as the property met the criteria of held for sale, and the disposal represents a strategic shift in our business as we will no longer own or operate student housing communities. As a result, certain items were reclassified as part of discontinued operations, refer to Note 3 – Discontinued operations for additional details.

The net income (loss) from discontinued operations for the nine months ended September 30, 2024 was approximately $24.9 million, as compared to approximately ($2.6) million, an increase of approximately $27.5 million.

•
Leasing and related revenues - student for the nine months ended September 30, 2024, were approximately $3.4 million, as compared to approximately $3.6 million related to the Fayetteville property for the nine months ended September 30, 2023, a decrease of approximately $0.3 million. The decrease was primarily attributable to the sale of the Fayetteville property on July 31, 2024, offset by an increase in rates.
•
Depreciation expense for the nine months ended September 30, 2024, was approximately $0.7 million, as compared to approximately $1.0 million for the nine months ended September 30, 2023, a decrease of approximately $0.3 million. The decrease was primarily attributable to the held for sale treatment of the Fayetteville property in June 2024, as such depreciation was stopped for the property. The Fayetteville property was sold on July 31, 2024.
•
Interest expense for the nine months ended September 30, 2024, was approximately $2.5 million, as compared to $2.7 million for the nine months ended September 30, 2023, a decrease of approximately $0.2 million. The decrease was primarily attributable to sale of the Fayetteville property on July 31, 2024.
•
Loss on extinguishment of debt for the nine months ended September 30, 2024, was approximately $0.3 million, as compared to none for the nine months ended September 30, 2023. The decrease is primarily attributable to the write off of the debt issuance costs associated with the $34.5 million Fayetteville Mortgage Loan and the $25.4 million KeyBank Bridge Loan in conjunction with the sale of the Fayetteville property on July 31, 2024, in accordance with GAAP.
•
Gain on sale of real estate, net for the nine months ended September 30, 2024, was approximately $27.6 million, as compared to none for the nine months ended September 30, 2023. The increase is primarily attributable to the sale of the Fayetteville property, which was sold on July 31, 2024.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the nine months ended September 30, 2024 and 2023, is as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
Net cash flow provided by (used in):
Operating activities	$(4,702,864)	$1,354,612	$(6,057,476)
Investing activities	69,875,015	(2,398,958)	72,273,973
Financing activities	(56,871,786)	(1,706,211)	(55,165,575)

Cash flows (used in) provided by operating activities for the nine months ended September 30, 2024 and 2023 were approximately ($4.7) million and $1.4 million, respectively, a change of approximately ($6.1) million. The increase in cash (used in) operating activities was primarily the result of a decrease in cash provided by operating assets and liabilities due to the sale of the Fayetteville property in July 2024.

Cash flows provided by (used in) investing activities for the nine months ended September 30, 2024 and 2023 were approximately $69.9 million and ($2.4) million, respectively, a change of approximately $72.3 million. The increase in cash provided by investing activities is primarily the result of the net proceeds from the sale of the Fayetteville property in July 2024.

Cash flows used in financing activities for the nine months ended September 30, 2024 and 2023 were approximately $56.9 million and $1.7 million, respectively, a change of approximately $55.2 million. The increase in cash used in financing activities is primarily the result of the repayment of the $34.5 million Fayetteville Mortgage Loan and the $25.4 million KeyBank Bridge Loans in conjunction with the sale of the Fayetteville property in July 2024.

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

We commenced paying distributions in September 2017. From our inception through September 30, 2024, we paid cumulative distributions of approximately $17.3 million, including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $60.6 million, which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $75.7 million.

For the three and nine months ended September 30, 2024, we did not declare or pay any distributions and had a net gain attributable to our common stockholders of approximately $25.4 million and $19.5 million, respectively. In connection with the sale of the Fayetteville Property we anticipate making a distribution to stockholders for tax year 2024. For the three and nine months ended September 30, 2023, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $2.8 million and $8.4 million, respectively.

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

Indebtedness

As of September 30, 2024, our total indebtedness was approximately $105.1 million in fixed rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2024:

	Payments due during the years ending December 31:
	Total	2024	2025-2026	2027-2028
Debt interest	$18,844,031	$1,323,235	$10,288,611	$7,232,185
Debt principal	105,047,699	438,975	3,809,070	100,799,654
Total contractual obligations	$123,891,730	$1,762,210	$14,097,681	$108,031,839

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

As of September 30, 2024, our debt consisted of approximately $105.1 million in fixed rate debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2024:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Total
Fixed rate debt	$438,975	$1,856,855	$1,952,215	$2,052,475	$98,747,179	$105,047,699
Average interest rate	4.94%	4.94%	4.94%	4.94%	4.94%	4.94%

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have incurred net income to date and have an accumulated deficit.

We incurred net income attributable to common stockholders of approximately $19.5 million for the nine months ended September 30, 2024. Our accumulated deficit was approximately $60.6 million as of September 30, 2024. Given that (i) we are in our operational stage and (ii) due to COVID-19 we terminated our Public Offering, we currently have no plans to acquire any additional properties.

Our real estate investments are concentrated in senior housing properties, and we may be negatively impacted by adverse trends in the senior housing industry.

As of July 31, 2024, we owned four senior housing properties. On July 31, 2024, we sold the Fayetteville property for $72.25 million. The disposal of the Fayetteville property represents a strategic shift in our business as we will no longer own or operate student housing communities and no longer diversify our investments by multiple asset classes. We are subject to risks inherent in concentrating investments in real estate and, in particular, senior housing properties. Therefore, a negative impact on the economy or the senior housing industry in which our properties and businesses operate, could particularly negatively affect our operation and our ability to pay distributions to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended September 30, 2024, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Deficit and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: November 8, 2024	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)