Form 10-K
period 2024-12-31
Strategic Student & Senior Housing Trust, Inc.
filed 2025-03-21
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 21, 2025, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

•
We have incurred a net loss to date from continuing operations, have an accumulated deficit and our operations will not likely be profitable in 2025.
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
•
Because we are focused on senior housing, our rental revenues will be significantly influenced by demand in the industry, and a decrease in any such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.
•
We face significant competition in each market in which we invest, which may increase the cost of acquisitions or developments or impede our ability to retain residents or re-let space when existing residents vacate.
•
Our operating results may be affected by regulatory changes that have an adverse impact on our specific properties, which may adversely affect our results of operations and returns to our stockholders.
•
The COVID-19 pandemic has adversely affected our senior housing properties and increased the costs of operations of such facilities. Other widespread communicable illnesses, such as influenza, or other such epidemics, could have similar adverse effects on our senior housing properties.
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
•
Failure by us, our Advisor, or our service providers (including our Former Transfer Agent) to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

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

On March 30, 2020, our board of directors approved the suspension of our distributions which included the distribution reinvestment plan and no shares have been issued subsequently. Through our distribution reinvestment plan, we have issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million. On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 10 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, both of which remain suspended as of December 31, 2024. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 10, 2025, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.35 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2024.

As of December 31, 2024, we owned four senior housing properties. On July 31, 2024, we sold our sole remaining student housing property known as the Fayetteville property, for $72.25 million. In conjunction with the sale, we repaid the $34.5 million Fayetteville Mortgage Loan and repaid the $25.4 million KeyBank Bridge Loan.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our senior housing properties. As of December 31, 2024, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 7 – Preferred Equity in our Operating Partnership.

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

Our student housing property was managed by a third-party student housing property manager. Our senior housing properties are managed by a third-party senior housing operator. Please see Note 10 – Commitments and Contingencies for additional detail.

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

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our former transfer agent (our “Former Transfer Agent”). Our Former Transfer Agent provided transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Please see Note 9 – Related Party Transactions for additional detail. Prior to May 1, 2018, our Advisor provided services on our behalf similar to those provided by our Former Transfer Agent. On January 27, 2025, we terminated our agreement with our Former Transfer Agent and transitioned the transfer agent function to a third-party transfer agent. Please see Note 11 - Subsequent Events for additional detail.

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

Business Overview

Historically, we have invested in both income-producing student housing and senior housing properties and related real estate investments. However, on July 31, 2024, we sold our sole remaining student housing property and now own four senior housing properties. We do not presently manage or operate any of our properties. Rather, we rely on third party senior housing operators for such responsibilities. In addition, our affiliated property manager provides oversight services with respect to such third party senior housing operators. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties and, consequently, we are focusing our efforts on managing our existing properties. The discussion below regarding future investments in properties, including the discussions in "Investment Objectives," "Investment Strategies," "Joint Venture Investments," and "Co-Investments in Delaware Statutory Trusts" is qualified by our continued focus on our existing operations.

Senior Housing Industry Summary

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

Demographic Trends. We believe owners and operators of senior housing facilities and other healthcare real estate will benefit from demographic trends, specifically the aging of the U.S. population. Based on estimates from the U.S. Census Bureau, there were 8.5 million people aged 83 or older in 2017. By 2025, the U.S. Census Bureau estimates that this group will comprise 10.2 million people, and by 2050, it will balloon to 23.4 million people.

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

During 2021, 2022, and to a lesser extent in 2023 and 2024, the COVID-19 pandemic caused senior housing properties to modify their operations, including implementing protective measures intended to ensure the safety and well-being of residents and employees. Many senior housing properties prohibited or severely restricted in-person visitors, which included restricting in-person property tours for prospective residents. Further, enhanced sanitation expenses, acquisition of personal protective equipment, and third party contract services as labor shortages have impacted operating expenses. These factors have had a negative impact on the senior housing industry. For additional detail regarding the impact of COVID-19 on the senior housing industry, refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.

Investment Objectives

Overview

We currently own four senior housing properties. Our investment objectives, strategy, and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all of such investment objectives, including our focus on student housing and senior housing properties, if our board of directors believes such changes are in the best interests of our stockholders. In addition, we may invest in mortgage loans, securities of real estate companies, and other real estate-related investments if our board of directors deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•
invest in income-producing senior housing properties in a manner that allows us to qualify as a REIT for federal income tax purposes;
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

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after termination of the Primary Offering:

•
merge, reorganize, or otherwise transfer our company or its assets to another entity with listed securities;
•
list our shares on a national securities exchange;
•
commence the sale of all of our properties and/or our holding companies and liquidate our company; or
•
otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represented our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. However, as a result of the suspension of our Primary Offering in March 2020, and subsequent termination of our Primary Offering, the timing of a potential liquidity event is more uncertain. Our charter does not provide a date for termination of our corporate existence and does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after termination of the Public Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Offerings. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board of directors will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board of directors will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

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

As of December 31, 2024, we owned four senior housing properties. Primarily as a result of the termination of our Primary Offering, we currently have no plans to acquire any additional senior housing properties.

Our Borrowing Strategy and Policies

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) to make our investments during our Offerings and, at certain times, we contemplated that our debt leverage levels may be temporarily higher. However, as a result of the suspension of our Primary Offering in March 2020, and subsequent termination of our Primary Offering, our debt leverage level has remained higher and our ability to incur additional indebtedness is limited and uncertain. As of December 31, 2024, our debt leverage based on purchase price was approximately 58%.

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

Disposition Policies

In January 2022, we sold our student housing property in Tallahassee, Florida. In July 2024, we sold our sole remaining student housing property in Fayetteville, Arkansas. We generally intend to hold our properties for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Competition

The extent of competition in a market area depends significantly on local market conditions. The primary factors that impact competition in the senior housing industry are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we will compete successfully on these bases.

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

Risks Related to an Investment in Strategic Student & Senior Housing Trust, Inc.

We have incurred a net loss from continuing operations to date, have an accumulated deficit and our operations will not likely be profitable in 2025.

We incurred net loss from continuing operations of approximately $5.7 million for the fiscal year ended December 31, 2024. Our accumulated deficit was approximately $62.3 million as of December 31, 2024. Given that (i) we sold our sole remaining student property in 2024 and (ii) due to COVID-19, we terminated our Public Offering, we currently have no plans to acquire any additional properties, and our operations will likely not be profitable in 2025.

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

On January 10, 2025, our board of directors approved an estimated net asset value per share of $6.35 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2024. Our board of directors approved this estimated net asset value per share pursuant to rules promulgated by FINRA. When determining the estimated net asset value per share, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated net asset value per share; provided, however, that the determination of the estimated net asset value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

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

In determining our estimated net asset value per share, we primarily relied upon a valuation of our portfolio of properties as of September 30, 2024. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

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

In the past, we have made distributions from sources other than cash flow from operations, including borrowings and net proceeds from our Offerings. In the event we resume distributions in the future, but do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. It is likely that some or all of the distributions we have made and that we make in the future represented or will represent a return of capital to our stockholders. For the year ended December 31, 2024, we paid a one-time capital gain distribution in connection with the sale of our Fayetteville property in July 2024. For the year ended December 31, 2023, we did not make any distributions. For the year ended December 31, 2022, we paid a one-time capital gain distribution in connection with the sale of our Tallahassee property in January 2022. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. Payment of distributions from sources other than cash flow from operations would reduce our stockholders’ overall returns and constitute a return of capital. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

As of December 31, 2024, our total indebtedness was approximately $104.6 million, which is fixed rate debt that matures in 2028. We do not anticipate obtaining any future bridge financing to fund property acquisitions. If an event of default were to occur, we may need to continue seeking to raise capital through asset sales or strategic financing transactions, potentially on unfavorable terms, but there is no assurance as to the certainty or timing of any such transactions. Any such consequences could negatively affect our results of operations, financial condition, cash flows, and asset valuations.

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

The preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”) are held by a subsidiary of our Sponsor and rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of such Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on such Preferred Units are cumulative and are payable monthly. The Preferred Units are entitled to receive distributions at a rate of 9% per annum on a specified liquidation amount and have a liquidation preference in the event of our involuntary liquidation, dissolution, or winding up of the affairs of our Operating

Partnership (a “liquidation”), which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our common stockholders. As of December 31, 2024, our Operating Partnership had approximately $10.2 million of Preferred Units outstanding and cumulative preferred distributions payable totaling approximately $7.6 million.

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

We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. In addition, we will rely on affiliates of our Advisor and third parties to effectively manage and operate our properties. We have hired, and generally intend in the future to hire, third party operators to operate our senior housing properties. Thus, the success of our business will depend in large part on the ability of our Advisor, its affiliates and third parties to manage and operate our properties.

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

We rely on third party operators to operate our senior housing properties. These third parties are responsible for, among other things, leasing and marketing, selecting residents, collecting rent, paying operating expenses, and maintaining the property. In addition, our senior housing operators are responsible for various services, including, for example, dining, housekeeping, transportation and medical staffing. While our affiliated Property Manager will be responsible for general oversight of these third parties, our Advisor’s and our affiliated Property Manager’s ability to direct and control how our properties are managed on a day-to-day basis may be limited, including their marketing efforts to increase occupancy and their ability to effectively control staffing and other operating costs. If these third party operators do not perform their duties properly or we do not effectively supervise the activities of these companies, occupancy rates or rental rates or both may decline and/or operating expenses could increase at such properties. Furthermore, the termination of a third party senior housing operator may require the approval of a mortgagee, or other lender. If we are unable to terminate an underperforming third party senior housing operator on a timely basis, our occupancy rates, rental rates, and operating expenses could be adversely impacted.

While our affiliated Property Manager exercises general oversight of these third parties, we do not plan to supervise any of such entities or their respective personnel on a day-to-day basis. Without such supervision, our third party senior housing operators may not manage or operate our properties in a manner that is consistent with their respective obligations under the applicable lease or management agreement, or they may be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management or operational obligations to us. If any of these events occur, our relationships with any residents may be damaged and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third party senior housing operators regarding their performance or compliance with the terms of the applicable lease or management agreement, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate the applicable lease or management agreement, litigate the dispute or submit the matter to third party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.

Additionally, the third party senior housing operators will compete with other companies on a number of different levels, including: reputation; the physical appearance of a property; price and range of services offered (including dining and transportation services); the supply of competing properties; location; the size and demographics of the population in surrounding areas; the financial condition of the operators; and physicians, staff and referral sources, and the quality of care provided and alternatives for healthcare delivery. A third party’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the property and materially reduce the income we receive from an investment in such property.

Our management agreements are subject to the risk of termination and non-renewal.

Our management agreements and any third party leases we may enter into are and will be subject to the risk of possible termination under certain circumstances and to the risk of non-renewal by the lessee or third party senior housing operator, as applicable, or renewal of such leases or management agreements on terms less favorable to us than the terms of current leases or management agreements. Furthermore, the terms of our existing debt and our ability to obtain additional financing may be dependent on our retention of such third party lessees or operators. If leases or management agreements are terminated, or are not renewed upon expiration, our expected revenues may decrease and our ability to obtain capital at favorable rates or at all may be negatively impacted, each of which may have a material adverse effect on our business, financial condition and results of operations.

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

Our business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by our Advisor, service providers (including our Former Transfer Agent), residents or other third parties. We may also utilize software and other digital products and services that store, retrieve, manipulate, and manage our information and data, external data, personal data of our Advisor, service providers (including our Former Transfer Agent), residents, or other third parties, and our own information and data. Although we have information security procedures and controls in place, our technologies, systems, and networks and, because the nature of our business involves the receipt and retention of personal information about our residents, our residents’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our residents’, or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries, vendors, and the third party property managers that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and residents, or cyber attacks or security breaches of the networks, systems, or devices that our residents use to access our products and services, could result in resident attrition, loss of or damage to any of our intellectual property, proprietary or confidential information, loss of data or disruption to our Advisor, service providers (including our Former Transfer Agent), residents or other third parties, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded.

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely effect our business, operations, results of operations and profitability.

Because our systems sometimes contain information about our Advisor, service providers (including our Former Transfer Agent), residents or other third parties, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could in the future lead, to disruptions in our services or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices. Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our Advisor, service providers (including our Former Transfer Agent), residents, or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

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

Strategic Transfer Agent Services, LLC, our Former Transfer Agent, has a limited operating history and a failure by our Former Transfer Agent to perform its functions for us effectively may adversely affect our operations.

On January 27, 2025, we terminated the agreement with our Former Transfer Agent, which is an affiliate of our Sponsor. While it is a registered transfer agent with the SEC, the business was formed in October 2017 and has had limited operations to date. Because of its limited experience, there is no assurance that our Former Transfer Agent will be able to effectively provide any remaining transfer agent and registrar services to us. Furthermore, our Former Transfer Agent has been responsible for supervising the transition to our new third party service provider who is responsible for providing transfer agent and registrar services to us going forward. If our Former Transfer Agent failed to perform its functions for us effectively, our operations may be adversely affected.

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

Our Advisor will be entitled to receive contingent acquisition fees related to senior housing properties and related real estate investments we acquire on or after July 10, 2019. Our Advisor has agreed to defer the payment of any acquisition fee until our stockholders’ receipt of certain specified returns. However, if the Advisory Agreement is terminated before July 10, 2029, for any reason other than the fraud, gross negligence or willful misconduct of our Advisor, the acquisition fees and financing fees will become immediately due and payable by us. Our board of directors may decide against terminating the Advisory Agreement to avoid paying the contingent acquisition fees due upon termination of the Advisory Agreement before July 10, 2029. Thus, there may be conflicts of interest with respect to the termination of the Advisory Agreement and the payment of the contingent acquisition fees.

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

Our board of directors may change any of our investment objectives without our stockholders’ consent, including our primary focus on income-producing senior housing properties.

Our board of directors may change any of our investment objectives, including our primary focus on income-producing senior housing properties, without obtaining prior stockholder consent. If our stockholders do not agree with a decision of our board of directors to change any of our investment objectives, our stockholders only have limited control over such changes. Additionally, we cannot assure our stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to our stockholders.

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

Risks Related to Our Investment Objectives and Target Industries

Because we are focused on only one industry, our rental revenues will be significantly influenced by demand in such industry, and a decrease in any such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists of four senior housing properties, we are subject to risks inherent in investments in the senior housing industry. A decrease in the demand for senior housing would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for real estate in senior housing has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing properties in an area. To the extent that any of these conditions occur, they are likely to affect demand and market rents for our properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to hedge against the risk that industry trends might decrease the profitability of our investments. A higher ratio of our investments in one industry over another will increase the relative effects changes in supply and demand in such industry has on our real estate portfolio.

We face significant competition in each market in which we invest, which may increase the cost of acquisitions or developments or impede our ability to retain residents or re-let space when existing residents vacate.

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

Widespread communicable illnesses, such as influenza, or other such epidemics, such as the COVID-19 outbreak, could adversely affect the occupancy of our senior housing properties and could increase the costs of operation of such facilities.

Our revenues are dependent on occupancy. It is impossible to predict the impact or occurrence of an outbreak of a widespread communicable illness, such as influenza or COVID-19, or other such epidemic. The occupancy of our senior housing properties could significantly decrease in the event of the occurrence of an outbreak or epidemic. Such a decrease could affect the operating income of our senior housing properties. In addition, we may be required, or we may otherwise determine that it would be prudent, to again quarantine some or all of a property at which there is an outbreak of a widespread communicable illness or other such epidemic and prohibit the admittance of new residents for the duration of the quarantine, which could significantly increase the cost burdens of operating our properties and restrict our ability to generate new streams of income. If such an outbreak were to occur again, or such an outbreak was perceived to have occurred, at our properties, our reputation may be negatively affected, leading to potential residents seeking alternative housing providers, further restricting our ability to generate new streams of income. Should any of the foregoing come to pass again, our financial results could be materially adversely affected.

If our third party senior housing operator was to experience a negative event related to their business or reputation, we may be negatively impacted.

Our third party senior housing operator manages or operates other properties in addition to ours. If a negative event were to occur with respect to such properties or with respect to the third party senior housing operator, our properties may suffer adverse consequences as a result. Our third party senior housing operator may have to devote significant time to management of a crisis event at another property that they manage or operate, which could cause them to devote less time and fewer resources to our property than is necessary or appropriate. If our third party senior housing operator were to face significant liabilities associated with their business, their ability to satisfy the needs of our properties may be negatively impacted. In addition, if another property managed or operated by our our third party senior housing operator were to experience negative publicity, whether due to an outbreak of an illness (such as COVID-19), deaths, significant legal claims, or otherwise, our properties may be adversely impacted as a result of our association with such third party.

Risks Related to the Senior Housing Industry

Our senior housing properties and their operations will be subject to extensive regulations.

Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our management agreements and, if applicable, our leases, generally require the third party operators of our senior housing properties to maintain such properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, these third party operators may suffer financial distress, and our available financial resources or those of the third party operators of our properties may be insufficient to fund the expenditures required to operate our senior housing properties in accordance with applicable laws and regulations. If we fund these expenditures, our managed senior housing communities may fail to generate profits sufficient to fund our minimum returns or our lessee’s financial resources may be insufficient to satisfy their increased rental payments to us.

While most of our senior housing properties are primarily reliant on private payment sources, various licensing, Medicare, and Medicaid laws will require the third party operators who operate our senior housing communities to comply with extensive standards governing their operations. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, also facilitates the U.S. Department of Justice’s ability to investigate allegations of wrongdoing or fraud at skilled nursing facilities. When violations of anti-fraud, false claims, anti-kickback, or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements, and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We or our third party operators may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on the communities which such third party operators will operate. If such third party operators are unable to cure deficiencies that have been identified or that are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our returns. If any of our third party operators becomes unable to operate our properties, or if any of our lessees becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, such incidents may trigger a default under their management agreements or leases with us, our third party operators’ or lessees’ credit agreements, and we may experience difficulty in finding substitute third party operators or lessees or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

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

Our failure or the failure of the third party operators and lessees of our properties to comply with laws relating to the operation of the leased and managed communities we acquire may have a material adverse effect on the profitability of the senior housing communities we acquire, the values of our properties, and the ability of our lessees to pay us rent.

We, our third party operator, and our lessees will be subject to or impacted by extensive, frequently changing federal, state, and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how such third party operator and lessees conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting communities that participate in Medicaid; federal and state laws affecting skilled nursing facilities, clinics and other healthcare facilities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act of 1990, or ADA, and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We expect that we and our third party operator of our senior housing properties will expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. Moreover, the failure of our third party operator to properly operate the senior housing communities we acquire could result in fines or other sanctions which may materially and adversely impact our ability to obtain or renew licenses for such managed communities.

If we or the third party operator and lessees of our properties fail to comply with any applicable legal requirements, including future changes in the applicable regulatory framework, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect the profitability of the managed senior housing communities we acquire, the values of our properties and the ability of our lessees to pay us rent.

We and the third party operator and lessees of our properties will be required to comply with federal and state laws governing the privacy, security, use, and disclosure of individually identifiable information, including financial information and protected health information. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, we and the third party operators of our senior housing properties will be required to comply with the HIPAA privacy rules, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information.

If we or the third party operator and lessees of our properties fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition, and results of operations.

We are dependent on the ability of our third party operator to successfully manage and operate our senior housing properties.

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

In some states, advocacy groups monitor the quality of care at memory care facilities and assisted and independent living communities, and these groups have brought litigation against operators and owners. Also, in several instances, private litigation by skilled nursing facility patients, assisted and independent living community residents or their legal representatives have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation will be to materially increase the costs of monitoring and reporting quality of care compliance incurred by some third party operators of our senior housing properties. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of the third party operators of our senior housing properties to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of the third party operators of our senior housing properties to be unable to fulfill their insurance, indemnification and other obligations to us under their management agreements or leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause such third party operators to become unable to generate and pay minimum and other returns to us, or to pay rents that may be due to us.

Our returns from our managed properties depend on the ability of our third party operator to continue to maintain or improve occupancy levels.

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

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) and may place other permanent financing on our properties or obtain additional credit facilities or other similar financing. However, as a result of the suspension of our Public Offering in March 2020 and subsequent termination of our Primary Offering, our debt leverage level has remained higher and our ability to incur additional indebtedness is limited and uncertain. As of December 31, 2024, our debt leverage based on purchase price was approximately 58%. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders if distributions are resumed. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

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

As of December 31, 2024, we had two loans outstanding: (i) on February 23, 2018, we, through three property-owning special purpose entities wholly-owned by our operating partnership, entered into the Freddie Mac Utah Loans, and (ii) on August 31, 2018, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Freddie Mac Courtyard Loan.

Each Freddie Mac Utah Loan is secured by a first mortgage on the Wellington, Cottonwood Creek, and Charleston properties, and the Freddie Mac Courtyard Loan is secured by a first mortgage on the Courtyard Property. Each of the

Freddie Mac Utah Loans and the Freddie Mac Courtyard Loan (collectively, the “Outstanding Loans”) also imposes a number of financial covenant requirements on us. If we, or the other parties to the Outstanding Loans, as the case may be, should breach certain of those financial or other covenant requirements, or otherwise default on any of the Outstanding Loans, then the lenders with respect thereto, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, the respective lenders, as the case may be, could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us. In addition, the Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

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

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2024, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

ITEM 2. PROPERTIES

As of December 31, 2024, we owned four senior housing properties. See Note 5 of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2024, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,392	119	87.6%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,480	112	82.6%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,233	64	95.7%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,562	309	94.4%
Total				$5,310	604	91.0%

(1)
Calculated based on our revenue earned during the year ended December 31, 2024 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

(a)
From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2024, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.
(b)
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 21, 2025, we had approximately 11.6 million shares of Class A common stock outstanding, approximately 0.1 million shares of Class T common stock outstanding, approximately 0.1 million shares of Class W common stock outstanding, approximately 1.1 million shares of Class Y common stock outstanding and approximately 0.2 million shares of Class Z common stock outstanding held by a total of approximately 1,600 stockholders of record.

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

Determination of Estimated Per Share Net Asset Value

On January 10, 2025, the board of directors (the “Board”) of Strategic Student & Senior Housing Trust, Inc. (the "Company," "we," "us," "our"), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established our estimated net asset value per share (“Estimated Per Share NAV”) for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $6.35 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2024. We are providing this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Guidelines”).

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

The Committee approved the engagement of Kroll, LLC (“Kroll”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Kroll provided values for our four senior housing properties owned as of September 30, 2024 and a calculation of a range of the estimated value per share of our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares as of September 30, 2024. The scope of work conducted by Kroll was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice. Each of the appraisals was prepared by Kroll personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Kroll to assist management in the allocation of purchase price for its student housing and senior housing property acquisitions and to perform a net asset value calculation for us for the periods ended June 30, 2020 (as Duff & Phelps, LLC, the predecessor to Kroll), December 31, 2021, September 30, 2022, and September 30, 2023. Other than its engagement as described herein, Kroll does not have any direct or indirect material interest in any transaction with us or SSSHT Advisor, LLC, our advisor (our "Advisor"). We do not believe that there are any material conflicts of interest between Kroll, on the one hand, and us or our Advisor, on the other hand. We have agreed to indemnify Kroll against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of the Company’s assets and liabilities, the Committee concluded that the range in estimated value per share of $5.66 to $7.10, with an approximate mid-range value of $6.35, as indicated in the valuation report provided by Kroll (the “Valuation Report”) was reasonable and recommended to the Board that it adopt $6.35 as the Estimated Per Share NAV for the Company’s Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares. The Board unanimously agreed upon the Estimated Per Share NAV of $6.35 recommended by the Committee, which determination is ultimately and solely the responsibility of the Board.

The table below sets forth the calculation of our estimated value per share as of September 30, 2024, and the Company's previous estimated value per share as of September 30, 2023:

	September 30, 2024	September 30, 2023
Assets
Investments in Real Estate Assets
Senior Housing Properties	$203,100,000	$199,900,000
Student Housing Properties	—	63,000,000
Total Market Value	$203,100,000	$262,900,000

Other Assets
Cash & Cash Equivalents	$13,842,913	$6,560,288
Restricted Cash	2,745,911	3,233,764
Prepaids, Accounts Receivable, and Misc.	1,729,012	1,192,508
Total Other Assets	$18,317,836	$10,986,560

Liabilities
Fair Value of Debt	$103,168,510	$155,005,285
Accounts Payable and Accrued Expenses	2,948,660	4,154,745
Due to Affiliates	13,955,752	14,986,070
Distributions Payable	7,924,760	6,516,198
Preferred Equity	10,165,594	10,165,594
Total Liabilities	$138,163,276	$190,827,892

Net Asset Value (NAV)	$83,254,560	$83,058,668
Number of Shares Outstanding	13,113,977	13,092,169

NAV Allocated to Class A Shares	$74,030,207	$73,840,690
Number of Outstanding Class A Shares(1)	11,660,988	11,639,180
NAV Per Share – Class A	6.35	6.34

NAV Allocated to Class T Shares	$492,634	$492,293
Number of Outstanding Class T shares	77,598	77,598
NAV Per Share – Class T	6.35	6.34

NAV Allocated to Class W Shares	$543,104	$542,729
Number of Outstanding Class W Shares	85,548	85,548
NAV Per Share – Class W	6.35	6.34

NAV Allocated to Class Y Shares	$7,131,622	$7,126,693
Number of Outstanding Class Y Shares	1,123,349	1,123,349
NAV Per Share – Class Y	6.35	6.34

NAV Allocated to Class Z Shares	$1,056,993	$1,056,263
Number of Outstanding Class Z Shares	166,494	166,494
NAV Per Share – Class Z	6.35	6.34

(1) Includes outstanding units (“OP Units”) in SSSHT Operating Partnership, L.P., our operating partnership (our “Operating Partnership”), and unvested restricted stock issued to our independent directors.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the Board considered the recommendation of the Committee, the Valuation Report provided by Kroll, and information provided by our management. Our goal in calculating the Estimated Per

Share NAV is to arrive at a value that is reasonable and supportable using what the Committee and the Board each deems to be appropriate valuation methodologies and assumptions. For additional details, please see the recent market conditions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our quarterly and annual reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Future valuations of our properties or other assets and liabilities could be affected by weakened economic conditions.

The following is a summary of the valuation methodologies and assumptions used by the Board to value our assets and liabilities.

Real Estate Properties

We engaged Kroll to provide an appraisal, as of September 30, 2024, of our four senior housing properties (the “Appraised Properties”). Kroll’s opinion of value used in calculating the Estimated Per Share NAV above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of MAI.

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
•
reviewing our debt and analyzing the mark-to-market of the value of the assumed debt; and
•
discussing with us the finalization of the market value estimates of all assets and liabilities held by us in order for us to arrive at a fair value estimate of the net asset value per share in conformance with the IPA Guidelines.

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

In utilizing the discounted cash flow method, Kroll estimated the value of the individual Appraised Properties primarily by using a multiple year discounted cash flow analysis. Kroll calculated the value of the individual Appraised Properties using our historical financial data and forecasts going forward, base capitalization rates, terminal capitalization rates and discount rates that fall within ranges Kroll believes would be used by similar investors to value each of the Appraised Properties. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in senior housing. As a test of reasonableness, Kroll compared the metrics of the valuation of the Appraised Properties to current market activity of senior housing properties.

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

We acquired the Appraised Properties for an aggregate purchase and development price of approximately $180.5 million. As of September 30, 2024, the total appraised midpoint value of the individual Appraised Properties as provided by Kroll using the valuation method described above was approximately $203.1 million. This represents an approximate 12.5% increase in the total value of the Appraised Properties over the aggregate purchase and development price.

The following summarizes the key assumptions that were used by Kroll to arrive at the midpoint estimated market value of the senior housing properties valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	7.00% to 7.25%	7.10%
Discount rate	8.50% to 8.75%	8.60%
Annual rent growth rate (market)	3.00% to 5.00%	4.00%
Operating expense margin	57.50% to 72.50%	59.88%
Holding period	5 years	N/A

While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $214.4 million. Similarly, an increase in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $193.8 million. Assuming all other factors remain unchanged, a decrease in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $204.9 million. Similarly, an increase in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $199.0 million.

Debt

The estimated value of the aggregate debt was equal to the aggregate amount of all principal balances outstanding as of September 30, 2024. The fair value of the aggregate debt was estimated by Kroll based on a comparison of the contractual terms of our debt instruments against market terms. As of September 30, 2024, the estimated fair value and aggregate amount of all principal balances outstanding of the debt were each approximately $103.2 million, representing a below market debt valuation of approximately $1.9 million.

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

Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2024. The Estimated Per Share NAV per share was based upon 13,113,977 shares of equity interests as of September 30, 2024, which was comprised of (i) 11,660,988 outstanding shares of Class A common stock outstanding, outstanding units in our Operating Partnership, and unvested restricted stock issued to our independent directors, plus (ii) 77,598 outstanding shares of Class T common stock, plus (iii) 85,548 outstanding shares of Class W common stock, plus (iv) 1,123,349 outstanding shares of Class Y common stock, plus (v) 166,494 outstanding shares of Class Z common stock.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For the year ended December 31, 2024, we made a special one-time distribution in connection with the sale of the Fayetteville property. We did not make any distributions during the year ended December 31, 2023. For the year ended December 31, 2022, we made a special one-time distribution in connection with the sale of the Tallahassee property.

The following table shows the distributions we have paid in cash for the years ended December 31, 2024 and 2022:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share
4th Quarter 2024	$6,240	$3,193,760	$0.24
4th Quarter 2022	$1,022	$522,553	$0.04

On March 30, 2020, based upon various factors, including the uncertainty relating to the COVID-19 pandemic and its potential impact on us and our overall financial results, our board of directors suspended distributions to our stockholders. We made a special one-time distribution in connection with the sale of the Fayetteville property during the year ended December 31, 2024. We made a special one-time distribution in connection with the sale of the Tallahassee property during the year ended December 31, 2022. No other distributions have been made subsequent to the first quarter of 2020. If we begin paying distributions again, we expect that, over the long term, a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2024, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,286,342
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,286,342

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under our incentive plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. At this time, we have no plans to issue any awards under our incentive plan, except for the granting of restricted stock to our independent directors. As of December 31, 2024, we had approximately 13,088,419 outstanding shares of common stock.

Share Redemption Program

Prior its suspension, our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the year ended December 31, 2024, we did not redeem any shares.

Our share redemption program is presently suspended. See Note 10 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of December 31, 2024, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On January 10, 2025, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.35 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2024.

As of December 31, 2024 we owned four senior housing properties.

As of December 31, 2024, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,392	119	87.6%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,480	112	82.6%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,233	64	95.7%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,562	309	94.4%
Total				$5,310	604	91.0%

(1)
Calculated based on our revenue earned during the year ended December 31, 2024 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2024.

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

Results of Operations

Overview

For the years ended December 31, 2024 and 2023, we have derived revenues from our continuing operations principally from rents and related fees received from residents of our senior housing properties and to a lesser extent from other services provided at our senior housing properties. In addition, during the years ended December 31, 2024 and 2023, we have derived revenues from discontinued operations principally from rents and related fees received from residents of our student housing property. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

Recent Market Conditions

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments to institute quarantines, "shelter in place" rules and restrictions on travel, the types of business that were allowed to continue to operate, and the types of construction projects that were allowed to continue. We have implemented precautionary and protective measures intended to help ensure the well-being of our residents and staff at our student and senior housing properties. The Public Health Emergency expired in May 2023 and we expect the adverse effect the COVID-19 pandemic has had on our financial condition and results of operations to continue to mitigate. We expect revenues and expenses to continue to fluctuate, as we remain cognizant of the current economic risk factors, that could negatively impact the financial performance of our portfolio in future periods.

On January 6, 2022, we sold the Tallahassee student property to an unaffiliated third party. Occupancy at our Fayetteville property was over 96% as of December 31, 2023. Due to increased enrollment over the last two years coupled with minimal new development in Fayetteville, we experienced more favorable supply and demand conditions, which allowed us to increase rental rates. On July 31, 2024, we sold the Fayetteville property.

At our senior housing properties, during 2023 and 2024, we continue to see COVID-19 variant breakthrough infections, however, we have experienced increased move in activity which allowed us to increase rental rates. During 2023 and 2024, historically low unemployment and competitors have negatively affected the ability of our senior housing properties to maintain necessary staffing levels resulting in the need to use third party contract services and overtime which increased property operating expenses.

Comparison of the Years Ended December 31, 2024 and 2023

Leasing and Related Revenues - Senior

Leasing and related revenues - senior for the year ended December 31, 2024 were approximately $34.9 million, as compared to approximately $32.6 million for the year ended December 31, 2023, an increase of approximately $2.3 million. The increase is primarily attributable to an increase in rates at our senior housing properties. We expect leasing and related revenues – senior to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses - Senior

Property operating expenses - senior for the year ended December 31, 2024 were approximately $25.6 million, as compared to $23.6 million for the year ended December 31, 2022, an increase of approximately $2.0 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees. The increase is primarily due to an increase in payroll due to an increase in employee headcount, the use of outside agency contract services, and unit turnover costs to fill vacancies. To a lesser extent, inflationary pressures impacted overall property expenses, not limited to payroll, utilities, repairs and maintenance, and insurance.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the years ended December 31, 2024 and 2023, were approximately $2.0 million. Property operating expenses - affiliates consists of asset management and property management oversight fees, for our senior housing properties, due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were approximately $2.2 million, as compared to approximately $2.4 million for the year ended December 31, 2023, a decrease of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses, and professional services. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the year ended December 31, 2024 was approximately $5.4 million, as compared to approximately $5.7 million for the year ended December 31, 2023, a decrease of approximately $0.3 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. The decrease is primarily attributable to certain assets becoming fully depreciated.

Interest Expense

Interest expense for the year ended December 31, 2024 was approximately $5.3 million, as compared to approximately $5.4 million for the year ended December 31, 2023, a decrease of approximately $0.1 million. The decrease is primarily attributable to scheduled principal paydowns. Interest expense relates to debt financings used to acquire our senior housing properties. We expect interest expense to fluctuate in future periods commensurate with our future debt levels.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the years ended December 31, 2024 and 2023 was approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our senior properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Income (Loss) from Discontinued Operations

We concluded that the Fayetteville property qualified as discontinued operations in June 2024, as the property met the criteria of held for sale, and the disposal represented a strategic shift in our business as we no longer own or operate student housing properties. As a result, certain items were reclassified as part of discontinued operations, refer to Note 3 – Discontinued operations for additional details.

The net income (loss) from discontinued operations for the year ended December 31, 2024, was approximately $24.9 million, as compared to approximately ($3.3) million for the year ended December 31, 2023, an increase of approximately $28.2 million.

•
Leasing and related revenues - student for the year ended December 31, 2024, were approximately $3.4 million, as compared to approximately $5.1 million for the year ended December 31, 2023, a decrease of approximately $1.7 million. The decrease was primarily attributable to the sale of the Fayetteville property on July 31, 2024, compared to a full year of operations during 2023.
•
Property operating expenses - student for the year ended December 31, 2024, were approximately $1.7 million, as compared to approximately $2.7 million for the year ended December 31, 2023, a decrease of approximately $1.0 million. The decrease was primarily attributable to the sale of the Fayetteville property on July 31, 2024, as compare to a full year of operations during 2023.
•
Depreciation expense for the year ended December 31, 2024, was approximately $0.7 million, as compared to approximately $1.4 million for the year ended December 31, 2023, a decrease of approximately $0.7 million. The decrease was primarily attributable to the held for sale treatment of the Fayetteville property in June 2024, as such depreciation was stopped for the property. The Fayetteville property was sold on July 31, 2024.
•
Interest expense for the year ended December 31, 2024, was approximately $2.5 million, as compared to $3.7 million for the year ended December 31, 2023, a decrease of approximately $1.2 million. The decrease was primarily attributable to sale of the Fayetteville property on July 31, 2024 and the corresponding repayment of the Fayetteville Mortgage Loan and the KeyBank Bridge Loan.
•
Loss on extinguishment of debt for the year ended December 31, 2024, was approximately $0.3 million, as compared to none for the year ended December 31, 2023. The increase is primarily attributable to the write off of the debt issuance costs associated with the $34.5 million Fayetteville Mortgage Loan and the $25.4 million

KeyBank Bridge Loan in conjunction with the sale of the Fayetteville property on July 31, 2024, in accordance with GAAP.
•
Gain on sale of real estate, net for the year ended December 31, 2024, was approximately $27.6 million, as compared to none for the year ended December 31, 2023. The increase is attributable to the sale of the Fayetteville property, which was sold on July 31, 2024.

Comparison of the Years Ended December 31, 2023 and 2022

The results of operations and cash flows for the years ended December 31, 2023 compared to December 31, 2022 were included in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on March 22, 2024.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended
	December 31, 2024	December 31, 2023	Change
Net cash flow provided by (used in):
Operating activities	$(5,255,348)	$939,772	$(6,195,120)
Investing activities	69,466,301	(2,922,925)	72,389,226
Financing activities	(60,523,261)	(2,272,997)	(58,250,264)

Cash flows (used in) provided by operating activities for the years ended December 31, 2024 and 2023 were approximately ($5.3) million and approximately $0.9 million, respectively, a change of approximately ($6.2) million. The increase in cash (used in) operating activities was primarily the result of an increase in cash used for operating assets and liabilities due to the sale of the Fayetteville property in July 2024.

Cash flows provided by (used in) investing activities for the years ended December 31, 2024 and 2023 were approximately $69.5 million and ($2.9) million, respectively, a change of approximately $72.4 million. The increase in cash provided by investing activities is primarily the result of the net proceeds from the sale of the Fayetteville property in July 2024.

Cash flows used in financing activities for the years ended December 31, 2024 and 2023 were approximately $60.5 million and $2.3 million, respectively, a change of approximately $58.2 million. The increase in cash used in financing activities is primarily the result of the repayment of the $34.5 million Fayetteville Mortgage Loan and the $25.4 million KeyBank Bridge Loans in conjunction with the sale of the Fayetteville property in July 2024.

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

The following shows our distributions paid and the sources of such distributions for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
Distributions paid in cash — common stockholders	$3,193,760		$—
Distributions paid in cash — Operating Partnership unitholders	6,240		—
Distributions reinvested	—		—
Total distributions	$3,200,000		$—
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from our offerings	—	0.0%	—	0.0%
Proceeds from sale of asset	3,200,000	100.0%	—	0.0%
Offering proceeds from distribution reinvestment plan	—	0.0%	—	0.0%
Total sources	$3,200,000	100.0%	$—	0.0%

We commenced paying distributions in September 2017. From our inception through December 31, 2024, we paid cumulative distributions of approximately $20.5 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $62.3 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $75.4 million.

For the year ended December 31, 2024, we made a special one-time distribution in connection with the sale of the Fayetteville property, and had net income attributable to our common stockholders of approximately $17.8 million. Net income attributable to our common stockholders for the year ended December 31, 2024 includes non-cash depreciation of approximately $6.0 million, and no acquisition related expenses.

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

Indebtedness

As of December 31, 2024, our total indebtedness was approximately $104.6 million in fixed rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness

Long-Term Liquidity and Capital Resources

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2024:

	Payments due during the years ending December 31:
	Total	2025	2026	2027	2028
Debt interest	$17,520,796	$5,191,986	$5,096,626	$4,996,366	$2,235,818
Debt principal	104,596,224	1,856,855	1,952,215	2,052,475	98,734,679
Total contractual obligations	$122,117,020	$7,048,841	$7,048,841	$7,048,841	$100,970,497

Subsequent Events

Please see Note 11 - Subsequent events, of the Notes to the Consolidated Financial Statements contained in this report.

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

As of December 31, 2024, our debt consisted of approximately $104.6 million in fixed rate debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2024:

	2025	2026	2027	2028	Total
Fixed rate debt	$1,856,855	$1,952,215	$2,052,475	$98,734,679	$104,596,224
Average interest rate	4.94%	4.94%	4.94%	4.94%	4.94%

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we are a non-accelerated filer, this report does not include an attestation report of our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2025 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	58	Chairman of the Board and Director	10/2016 – present
John Strockis	67	Chief Executive Officer and President	10/2016 – present
Matt F. Lopez	47	Chief Financial Officer, Treasurer, and Secretary	12/2020 – present
Stephen G. Muzzy	57	Independent Director	2/2018 – present
Brent Chappell	60	Independent Director	2/2018 – present

H. Michael Schwartz. Mr. Schwartz serves as the Chairman of the board and a director. Mr. Schwartz has served as director since our initial formation and served as our Chief Executive Officer from our initial formation through March 2022. Mr. Schwartz also serves as the Chief Executive Officer of our Advisor and Sponsor. He also serves as Chief Executive Officer of SmartStop, a position he has held since April 2021. He previously served as Chief Executive Officer of SmartStop from January 2013 until June 2019 and as Executive Chairman of SmartStop from June 2019 to April 2021. He also served as Chief Executive Officer and Chairman of Strategic Storage Growth Trust II, Inc. (“SSGT II”), a private, non-traded REIT that was sponsored by our Sponsor until June 2019, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in June 2022. Mr. Schwartz serves as Chief Executive Officer, President, and Chairman of Strategic Storage Trust VI, Inc. (“SST VI”), a public non-traded REIT sponsored by an affiliate of our Sponsor, Strategic Storage Growth Trust III, Inc. (“SSGT III”), a private non-traded REIT sponsored by an affiliate of our Sponsor, and Strategic Storage Trust X (“SST X”), a private non-traded REIT sponsored by an affiliate of our Sponsor. He served as Chief Executive Officer of SST IV, a public non-traded self storage REIT that was sponsored by our Sponsor until June 2019, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. He served as Chief Executive Officer and Chairman of SSGT, a public non-traded self storage REIT sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in January 2019. Mr. Schwartz served as Chief Executive Officer, President, and Chairman of SmartStop Self Storage, Inc. (“SmartStop Self Storage”) from August 2007 until the merger of SmartStop Self Storage with Extra Space Storage, Inc. (“Extra Space”) on October 1, 2015. Since February 2008, Mr. Schwartz has also served as Chief Executive Officer of Strategic Storage Holdings, LLC (“SSH”). Prior to this time, Mr. Schwartz held various roles in the real estate and financial services industries, which includes more than 30 years of real estate, securities, and corporate financial management experience. Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

We believe Mr. Schwartz's active participation in the management of our operations and his experience in the self storage industry supports his appointment to our Board.

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

Matt F. Lopez. Mr. Lopez is our Chief Financial Officer and Treasurer, positions he has held since December 2020, and is also our Secretary, a position he has held since March 2022. He also served as Chief Financial Officer and Treasurer for SSGT II, positions he has held from July 2019 until that company’s merger with a subsidiary of SmartStop in June 2022. Mr. Lopez serves as Chief Financial Officer and Treasurer for SST VI, SSGT III, and SST X, positions he has held since October 2020, February 2022, and October 2024, respectively. Mr. Lopez served as Chief Financial Officer and Treasurer of SST IV from January 2017 until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. From January 2017 until July 2019, he also served as the Chief Financial Officer of SST IV’s related advisor entity and, from January 2017 until June 2019, he served as Chief Financial Officer and Treasurer of SmartStop. Previously, from October 2015 to January 2017, Mr. Lopez served as a Controller for our Sponsor and, in such capacity, was assigned to the accounting, financial management, and SEC and regulatory reporting of SmartStop. He also served as a Controller of SmartStop Self Storage from November 2014 until its merger with Extra Space in October 2015. From 2000 to 2014, Mr. Lopez was with PricewaterhouseCoopers LLP, holding various positions including audit senior manager from 2008 to 2014. In his 14 years in public accounting, Mr. Lopez had extensive experience in the real estate industry working with REITs, real estate investment funds, homebuilders and land development companies. He is a Certified Public Accountant, licensed in California, and a member of the American Institute of Certified Public Accountants. Mr. Lopez holds a B.A. degree in Economics from the University of California, Los Angeles.

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

We believe Mr. Muzzy's varied background in numerous real estate, banking, and financial positions supports his appointment to our Board.

Brent Chappell. Mr. Chappell is one of our independent directors and is the chairman of our nominating and corporate governance committee and compensation committee and a member of our audit committee. Mr. Chappell is also an independent director of SSGT III. He has 37 years of experience in real estate portfolio management and financing, including serving in different roles over the course of 18 years at various healthcare REITs. From July 2017 through May 2022, Mr. Chappell was Executive Vice President – Portfolio Manager at Sabra Health Care REIT, Inc., or Sabra, a REIT focused on leasing healthcare properties to tenants and operators throughout the United States and Canada, a position he has held since July 2017. Prior to Sabra, Mr. Chappell was Senior Vice President of Investment and Portfolio Management at LTC Properties, Inc., or LTC, from June 2014 to June 2017 and a Vice President of Investment and Portfolio Management at LTC from June 2013 to June 2014. LTC is a REIT that invests in senior housing and healthcare properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions, including mezzanine lending. Prior to LTC, Mr. Chappell was Vice President of Portfolio Management at Nationwide Health Properties, Inc., which was acquired by Ventas,

Inc. in June 2011. Mr. Chappell served in that role from March 2006 to February 2012. Nationwide Health Properties, Inc. was a REIT that invested primarily in healthcare real estate in the United States, and Ventas, Inc. is a REIT with investments in the United States, Canada and the United Kingdom. Mr. Chappell currently serves as owner and Chief Financial Officer of Synergy Hospice Care, Inc. and, prior to his healthcare REIT experience described above, also served as Director, Asset Management for Pacific Life and in various asset and portfolio management positions for Catellus Development Corporation and The Koll Company. Mr. Chappell graduated with a B.A. in Political Science and Business Administration from the University of California, Los Angeles, has an MBA from the University of California, Irvine, and has a Master of Aging Services Management from the University of Southern California.

We believe Mr. Chappell's extensive experience in real estate portfolio management and financing, particularly in the healthcage industry and at various REITs support his appointment to our Board.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, agents, and representatives that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

A majority of our executive officers are also officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse certain expenses pursuant to our Advisory Agreement. However, as a result of the suspension of our Public Offering in the first quarter of 2020, none of our executive officers’ time was spent on matters connected to our Public Offering during the year ended December 31, 2024, and accordingly, there were no such fees or reimbursements to our Advisor during the fiscal year. During the year ended December 31, 2024, we reimbursed our Sponsor for $245, which is the amount of premiums paid on a life insurance policy our Sponsor has purchased for the benefit of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2024—Director Life Insurance Policies,” below.

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

Director Compensation for the Year Ended December 31, 2024

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$245	$245
Stephen G. Muzzy	$46,750	(3)	$7,925	$—	$—	$—	$491	$55,166
Brent Chappell	$43,750	(4)	$7,925	$—	$—	$—	$491	$52,166

(1) This column represents the full grant date fair value in accordance with FASB ASC Topic 718.

(2) Represents payment of life insurance premiums, as discussed below.

(3) Amount includes total fees earned or paid during the year ended December 31, 2024, of which $3,250 was earned during the year ended December 31, 2023 and paid during 2024.

(4) Amount includes total fees earned or paid during the year ended December 31, 2024, of which $2,750 was earned during the year ended December 31, 2023 and paid during 2024.

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

Cash Compensation to Directors

Beginning on May 1, 2018, the effective date of our public offering (the “Public Offering”), each of our independent directors was entitled to a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attended by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the Audit Committee if there was a meeting of such committee). For the year ended December 31, 2024, the directors earned an aggregate of approximately $0.1 million.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Mr. Muzzy and Mr. Chappell have each received a total of 11,250 shares of restricted stock of which 8,125 shares had vested as of December 31, 2024. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

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

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2024, there were approximately 1,286,342 shares available for issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

We do not schedule equity award grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity grant dates.

Director Life Insurance Policies

Our Sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2024, we reimbursed our Sponsor for the total premiums paid on such life insurance policies, which was $1,227. Of this amount, $245 was attributed to the policy covering H. Michael Schwartz, $491 was attributed to the policy covering Stephen G. Muzzy and $491 was attributed to the policy covering Brent Chappell. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2024, decisions regarding director compensation were made by our Compensation Committee, consisting of our two independent directors, Messrs. Chappell and Muzzy, with Mr. Chappell serving as Chairman of the Compensation Committee. No member of the Compensation Committee served as an officer or employee of us or any of our affiliates during 2024, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of March 21, 2025, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 13.1 million shares of common stock issued and outstanding as of March 21, 2025.

	Common Stock
	Beneficially Owned(1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
Directors and Executive Officers
H. Michael Schwartz, Chairman of the Board and Director (3)	111.11	*
John Strockis, Chief Executive Officer and President	—	—
Matt F. Lopez, Chief Financial Officer, Treasurer, and Secretary	—	—
Stephen G. Muzzy, Independent Director	8,125.00	*
Brent Chappell, Independent Director	8,125.00	*
All directors and executive officers as a group	16,361.11	*
5% or Greater Stockholders
Comrit Investments 1, LP	1,085,972.85	8.3%

* Represents less than 1% of our outstanding common stock as of March 21, 2025.

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 21, 2025. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

General

Certain of our executive officers and one of our directors hold ownership interests in and/or are officers of our Sponsor, our Advisor, our Property Manager, our Former Dealer Manager, our Former Transfer Agent, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our Former Dealer Manager and our Property Manager.

We are or have been a party to agreements giving rise to material transactions between us and our affiliates, including, but not limited to our Advisory Agreement, our Advisor Funding Agreement, our Dealer Manager Agreement with our Former Dealer Manager, our Unit Purchase Agreement, and our Former Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2024. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

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

Pursuant to our Advisory Agreement, our Advisor may be entitled to an acquisition fee (the “Contingent Acquisition Fee”) with respect to acquisitions made subsequent to July 10, 2019, subject to us satisfying certain stockholder return thresholds or if the Advisory Agreement is terminated for any reason other than our Advisor’s fraud, willful misconduct or gross negligence before July 10, 2029. After we pay stockholders total distributions equal to their invested capital, plus a 6% cumulative, non-compounded annual return on invested capital, we will pay our Advisor a contingent acquisition fee equal to 1% of the Contract Purchase Price (as defined in the Advisory Agreement, as amended) of each property or other real estate investment we acquire after July 10, 2019; and after we pay stockholders total distributions equal to their invested capital, plus a 13% cumulative, non-compounded annual return on invested capital, we will pay our Advisor an additional contingent acquisition fee equal to 2% of the Contract Purchase Price of each property or other real estate investment we acquire after July 10, 2019. Our Advisor is also entitled to receive a monthly asset management fee equal to 0.066667% (which is one twelfth of 0.8%) of our average invested assets.

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

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2024.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to our Advisory Agreement, beginning four fiscal quarters after the commencement of our Public Offering, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined therein, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined therein, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2024, our Advisor paid approximately $3.3 million in operating expenses on our behalf, and we reimbursed approximately $4.7 million in operating expenses to our Advisor.

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

Dealer Manager Agreement

Our Sponsor previously indirectly owned a 15% beneficial non-voting equity interest in Select Capital Corporation, our Former Dealer Manager, and affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

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

In accordance with FINRA rules, in no event will our total underwriting compensation in the Public Offering, including, but not limited to, sales commissions, stockholder servicing fees, the dealer manager fee and expense reimbursements to our Former Dealer Manager and participating broker-dealers, exceed 10% of our gross Public Offering proceeds, in the aggregate. As a result of the termination of our Primary Offering and termination of our Former Dealer Manager, we determined that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2024, we have not recorded a liability for future payment of the stockholder servicing fee and dealer manager servicing fees. We paid an additional amount of gross Public Offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross Public Offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Public Offering and our organization, but in no event will such amounts exceed 15% of the gross Public Offering proceeds raised by us in the terminated or completed Public Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross Public Offering proceeds.

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

The holders of Preferred Units receive distributions at a rate of 9.0% per annum (the “Pay Rate”), payable monthly and calculated on an actual/360 day basis. Accumulated but unpaid distributions, if any, accrue at the Pay Rate. The preferred units of limited partnership interests in our Operating Partnership rank senior to all classes or series of partnership interests in our Operating Partnership and therefore, any cash we have to pay distributions otherwise may be used to pay distributions to the holder of such preferred units first, provided, however prior to the repayment, pursuant to the terms of the KeyBank Bridge Loans, we were are restricted from paying distributions on the Preferred Units until such loans are repaid.

The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time, provided, however prior to the repayment, pursuant to the terms of the KeyBank Bridge Loans, as amended, we were restricted from redeeming the Preferred Units or paying dividends on the Preferred Units until the KeyBank Bridge Loans were repaid. The redemption price (“Redemption Price”) for the Preferred Units is equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption.

During the year ended December 31, 2018, the Preferred Investor invested approximately $10.1 million in our Operating Partnership, of which approximately $3.4 million was used in the closing of our Courtyard Property, approximately $5.9 million was used to pay down the Utah Bridge Loan, and approximately $0.8 million was used to make an investment in Power 5 Conference Student Housing. For these investments, the Preferred Investor received approximately 402,550 Preferred Units in our Operating Partnership. In addition, pursuant to the terms of the Unit Purchase Agreement, our Operating Partnership issued to the Preferred Investor an additional approximately 4,025 Preferred Units, or 1.0% of the amount of the Investment.

The Preferred Investor did not make any additional investments in the year ended December 31, 2024. As of December 31, 2024, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $7.6 million.

Transfer Agent Agreement

Our Sponsor is the manager and sole member of our Former Transfer Agent. Pursuant to our Transfer Agent Agreement, which was approved by a majority of our independent directors, our Former Transfer Agent provided transfer agent and registrar services to us. These services are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: processing subscription agreements, providing customer service to our stockholders, processing payment of any sales commission and dealer manager fees associated with a particular purchase, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholders. Our Former Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Our Former Transfer Agent conducted transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

The initial term of the Transfer Agent Agreement was three years, which term would have automatically renewed for one year successive terms, but either party may terminate the Transfer Agent Agreement upon 90 days’ prior written notice. In the event that we terminate the Transfer Agent Agreement, other than for cause, we will pay our Transfer Agent all amounts that would have otherwise accrued during the remaining term of the Transfer Agent Agreement; provided, however, that when calculating the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date. Our Chairman of the Board of Directors is also the Chief Executive Officer and indirect owner of the parent company of our former transfer agent, Strategic Transfer Agent Services, LLC. Pursuant to a transfer agent agreement, our former transfer agent provided transfer agent and registrar services to us. The services our transfer agent provided us were substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. In connection with the transfer to SS&C GIDS, Inc. as our new transfer agent, we terminated the transfer agent agreement with our former transfer agent effective as of January 27, 2025. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we paid our former transfer agent a transition fee of $50,000. Please see Note 11 - Subsequent Events for additional detail.

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2024 and 2023 and for the years then ended, please see Note 9 of the Notes to the Consolidated Financial Statements contained in this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2024 and 2023, respectively, are set forth in the table below:

	BDO USA, P.C. for the Year Ended December 31, 2024	BDO USA, P.C. for the Year Ended December 31, 2023
Audit Fees	$264,325	$257,688
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$264,325	$257,688

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

All services rendered by BDO in the years ended December 31, 2024 and 2023 were pre-approved in accordance with the policies set forth above.

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

10.43	Eighth Amendment to Second Amended and Restated Credit Agreement, dated March 13, 2024, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 18, 2024, Commission File No. 333-220646
10.44	Pledge and Security Agreement, dated March 13, 2024, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 18, 2024, Commission File No. 333-220646
19.1	Insider Trading Policy
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
101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Year Ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 21, 2025.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

By:	/s/ John Strockis
John Strockis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Strockis	Chief Executive Officer and President	March 21, 2025
John Strockis	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	March 21, 2025
Matt F. Lopez

/s/ H. Michael Schwartz	Chairman of the Board of Directors	March 21, 2025
H. Michael Schwartz

/s/ Stephen G. Muzzy	Independent Director	March 21, 2025
Stephen G. Muzzy

/s/ Brent Chappell	Independent Director	March 21, 2025
Brent Chappell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish a proxy statement to security holders subsequent to the filing of this Annual Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Strategic Student & Senior Housing Trust, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Student & Senior Housing Trust, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity (deficit) and temporary equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Real Estate Facilities for Indicators of Impairment

The Company had total real estate facilities, net of accumulated depreciation, of approximately $143.9 million as of December 31, 2024. As described in Note 2 to the consolidated financial statements, management evaluates events and changes in circumstances that could indicate that the carrying amounts of the real estate facilities may not be recoverable.

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

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management’s identification and assessment of whether events and changes in circumstances may indicate that the carrying amounts of real estate facilities may not be recoverable by (i) testing the underlying data, including historical facility revenues and operating expenses, and (ii) independently evaluating relevant market and property specific data, including consideration of contradictory information.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Costa Mesa, California

March 21, 2025

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
ASSETS
Real estate facilities:
Land	$12,005,000	$12,005,000
Buildings	153,427,127	153,273,036
Site improvements	2,748,917	2,748,917
Furniture, fixtures and equipment	10,219,773	9,095,957
	178,400,817	177,122,910
Accumulated depreciation	(34,727,648)	(29,412,671)
	143,673,169	147,710,239
Construction in process	228,999	303,497
Real estate held for investment, net	143,902,168	148,013,736
Real estate held for sale, net	—	43,777,523
Total real estate facilities, net	143,902,168	191,791,259
Cash and cash equivalents	10,706,237	5,591,709
Restricted cash	1,269,914	2,696,750
Other assets:
Other assets, net	2,163,102	1,136,488
Other assets related to real estate held for sale, net	—	132,550
Total other assets, net	2,163,102	1,269,038
Total assets	$158,041,421	$201,348,756
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Debt:
Debt, net	$104,112,955	$131,391,624
Debt related to real estate held for sale, net	—	29,472,194
Total Debt, net	104,112,955	160,863,818
Accounts payable and accrued liabilities:
Accounts payable and accrued liabilities	2,359,753	2,712,269
Accounts payable and accrued liabilities related to real estate held for sale	—	971,797
Total accounts payable and accrued liabilities	2,359,753	3,684,066
Due to affiliates	14,314,149	15,663,315
Distributions payable	8,292,215	6,862,259
Total liabilities	129,079,072	187,073,458
Commitments and contingencies (Note 10)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity (deficit):
Strategic Student & Senior Housing Trust, Inc. equity (deficit):
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,635,430 and 11,632,930 shares issued and outstanding at December 31, 2024 and 2023, respectively	11,634	11,632
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at December 31, 2024 and 2023	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at December 31, 2024 and 2023	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at December 31, 2024 and 2023	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at December 31, 2024 and 2023	167	167
Additional paid-in capital	97,744,690	97,729,191
Distributions	(20,916,048)	(17,722,288)
Accumulated deficit	(62,294,326)	(80,129,935)
Total Strategic Student & Senior Housing Trust, Inc. equity (deficit)	14,547,404	(109,946)
Noncontrolling interests in our Operating Partnership	(1,101,259)	(1,130,960)
Total equity (deficit)	13,446,145	(1,240,906)
Total liabilities, temporary equity, and equity (deficit)	$158,041,421	$201,348,756

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Leasing and related revenues – student	$—	$—	$147,935
Leasing and related revenues – senior	34,927,831	32,592,265	29,908,045
Total revenues	34,927,831	32,592,265	30,055,980
Operating expenses:
Property operating expenses – student	—	—	81,217
Property operating expenses – senior	25,571,941	23,550,735	21,562,383
Property operating expenses – affiliates	2,018,569	1,984,186	1,943,352
General and administrative	2,240,127	2,441,031	1,718,876
Depreciation	5,359,748	5,671,415	5,584,240
Total operating expenses	35,190,385	33,647,367	30,890,068
Gain on sale of real estate, net	—	—	12,101,937
Income (loss) from operations	(262,554)	(1,055,102)	11,267,849
Other income (expense):
Interest expense	(5,297,133)	(5,368,710)	(5,439,744)
Interest expense – debt issuance costs	(142,102)	(142,105)	(142,103)
Loss on extinguishment of debt	—	—	(1,985,602)
Other	50,236	147,631	606,608
Net income (loss) from continuing operations	(5,651,553)	(6,418,286)	4,307,008
Discontinued operations:
Net loss from discontinued operations	(2,348,183)	(3,335,699)	(3,581,657)
Loss on extinguishment of debt	(286,719)	—	—
Gain on sale of real estate, net	27,587,961	—	—
Net income (loss) from discontinued operations	24,953,059	(3,335,699)	(3,581,657)
Net income (loss)	19,301,506	(9,753,985)	725,351
Less: Distributions to preferred unitholders in our Operating Partnership	(1,429,956)	(1,341,278)	(1,256,632)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	(35,941)	21,688	(2,963)
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$17,835,609	$(11,073,575)	$(534,244)
Net income (loss) per common share attributable to common shareholders - continuing operations:
Net income (loss) per Class A share – basic	$(0.54)	$(0.59)	$0.23
Net income (loss) per Class A share – diluted	$(0.54)	$(0.59)	$0.23
Net income (loss) per Class T share – basic and diluted	$(0.54)	$(0.59)	$0.23
Net income (loss) per Class W share – basic and diluted	$(0.54)	$(0.59)	$0.23
Net income (loss) per Class Y share – basic and diluted	$(0.54)	$(0.59)	$0.23
Net income (loss) per Class Z share – basic and diluted	$(0.54)	$(0.59)	$0.23
Net income (loss) per common share attributable to common shareholders - discontinued operations:
Net income (loss) per Class A share – basic	$1.90	$(0.26)	$(0.27)
Net income (loss) per Class A share – diluted	$1.90	$(0.26)	$(0.27)
Net income (loss) per Class T share – basic and diluted	$1.90	$(0.26)	$(0.27)
Net income (loss) per Class W share – basic and diluted	$1.90	$(0.26)	$(0.27)
Net income (loss) per Class Y share – basic and diluted	$1.90	$(0.26)	$(0.27)
Net income (loss) per Class Z share – basic and diluted	$1.90	$(0.26)	$(0.27)
Net income (loss) per common share attributable to common shareholders - total:
Net income (loss) per Class A share – basic	$1.36	$(0.85)	$(0.04)
Net income (loss) per Class A share – diluted	$1.36	$(0.85)	$(0.04)
Net income (loss) per Class T share – basic and diluted	$1.36	$(0.85)	$(0.04)
Net income (loss) per Class W share – basic and diluted	$1.36	$(0.85)	$(0.04)
Net income (loss) per Class Y share – basic and diluted	$1.36	$(0.85)	$(0.04)
Net income (loss) per Class Z share – basic and diluted	$1.36	$(0.85)	$(0.04)
Weighted average Class A shares outstanding – basic	11,627,985	11,625,584	11,622,536
Weighted average Class A shares outstanding – diluted	11,627,985	11,625,584	11,628,786
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

Years Ended December 31, 2024, 2023 and 2022

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity (Deficit)	Non- controlling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2021	11,627,930	$11,627	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,700,779	$(17,199,735)	$(68,522,116)	$11,992,009	$(1,111,213)	$10,880,796	$10,165,594	$5,350,610
Distributions	—	—	—	—	—	—	—	—	—	—	—	(522,553)	—	(522,553)	—	(522,553)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,022)	(1,022)	—	—
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,256,632)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	14,246	—	—	14,246	—	14,246	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(534,244)	(534,244)	—	(534,244)	1,256,632	—
Net income attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,963	2,963	—	—
Balance as of December 31, 2022	11,630,430	11,630	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,715,025	(17,722,288)	(69,056,360)	10,949,461	(1,109,272)	9,840,189	10,165,594	5,350,610
Issuance of restricted stock	2,500	2	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,341,278)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	14,166	—	—	14,166	—	14,166	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(11,073,575)	(11,073,575)	—	(11,073,575)	1,341,278	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,688)	(21,688)	—	—
Balance as of December 31, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,729,191	$(17,722,288)	$(80,129,935)	$(109,946)	$(1,130,960)	$(1,240,906)	$10,165,594	$5,350,610
Distributions	—	—	—	—	—	—	—	—	—	—	—	(3,193,760)	—	(3,193,760)	—	(3,193,760)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,240)	(6,240)	—	—
Issuance of restricted stock	2,500	2	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,429,956)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	15,499	—	—	15,499	—	15,499	—	—
Net income attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	17,835,609	17,835,609	—	17,835,609	1,429,956	—
Net income attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	35,941	35,941	—	—
Balance as of December 31, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,744,690	$(20,916,048)	$(62,294,326)	$14,547,404	$(1,101,259)	$13,446,145	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024, 2023, and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$19,301,506	$(9,753,985)	$725,351
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,359,748	5,671,415	5,584,240
Amortization of debt issuance costs	142,102	142,105	142,103
Stock based compensation expense related to issuance of restricted stock	15,499	14,166	14,246
Loss on extinguishment of debt	—	—	1,985,602
Gain on sale of real estate, net	—	—	(12,101,937)
Gain on equity method investment	—	—	(573,430)
Discontinued operating activities	988,364	1,577,522	2,059,960
Discontinued operating activities - loss on extinguishment of debt	286,719	—	—
Discontinued operating activities - gain on sale of real estate, net	(27,587,961)	—	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	(1,045,586)	368,573	(183,222)
Accounts payable and accrued liabilities	(352,516)	333,837	616,803
Due to affiliates	(1,643,630)	2,079,111	910,086
Discontinued operating activities - changes in assets and liabilities	(719,593)	507,028	731,931
Net cash provided by (used in) operating activities	(5,255,348)	939,772	(88,267)
Cash flows from investing activities:
Additions to real estate	(1,183,475)	(2,367,012)	(3,829,613)
Net proceeds from sale of real estate	—	—	48,503,131
Distributions of capital from equity method investments	—	—	979,131
Discontinued investing activities	70,649,776	(555,913)	(200,464)
Net cash provided by (used in) investing activities	69,466,301	(2,922,925)	45,452,185
Cash flows from financing activities:
Repayment of Tallahassee Nationwide mortgage loan	—	—	(23,500,000)
Scheduled principal payments of mortgage loans	(1,744,272)	(1,672,997)	(937,856)
Debt issuance costs	—	—	(92,458)
Distributions paid to common stockholders	(3,193,760)	—	(522,553)
Distributions paid to Operating Partnership unitholders	(6,240)	—	(1,022)
Discontinued financing activities	(55,578,989)	(600,000)	(17,650,000)
Net cash used in financing activities	(60,523,261)	(2,272,997)	(42,703,889)
Net change in cash, cash equivalents, and restricted cash	3,687,692	(4,256,150)	2,660,029
Cash, cash equivalents, and restricted cash, beginning of year	8,288,459	12,544,609	9,884,580
Cash, cash equivalents, and restricted cash, end of year	$11,976,151	$8,288,459	$12,544,609
Supplemental disclosures and non-cash transactions:
Cash paid for interest - continuing and discontinued operations	$8,118,959	$9,011,353	$8,241,981
Additions to real estate and construction in process in accounts payable and accrued liabilities	$—	$26,522	$371,341
Distributions payable to preferred unit holders in our operating partnership	$1,429,956	$1,341,278	$1,256,632
See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On July 10, 2019, the post effective amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares. Effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering. The Class Y shares and Class Z shares have similar voting rights and rights upon liquidation to the Class A shares, Class T shares, and Class W shares, although distributions are expected to differ because of the stockholder servicing fee associated with the Class Y shares and the dealer manager servicing fee associated with the Class Z shares. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. On March 30, 2020, our board of directors approved the suspension of our distributions which included the distribution reinvestment plan and no shares have been issued subsequently. Through our distribution reinvestment plan, we have issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 10 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders both of which remain suspended as of December 31, 2024. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 10, 2025, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.35 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2024.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

As of December 31, 2024, we owned four senior housing properties. On July 31, 2024, we sold our sole remaining student housing property known as the Fayetteville property, for $72.25 million. In conjunction with the sale, we repaid the $34.5 million Fayetteville Mortgage Loan and repaid the $25.4 million KeyBank Bridge Loan.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of December 31, 2024, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 7 – Preferred Equity in our Operating Partnership.

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

Our student housing property was managed by a third-party student housing property manager. Our senior housing properties are managed by a third-party senior housing operator. Please see Note 10 – Commitments and Contingencies for additional detail.

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

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our former transfer agent (our “Former Transfer Agent”). Our Former Transfer Agent provided transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Please see Note 9 – Related Party Transactions for additional detail. Prior to May 1, 2018, our Advisor provided services on our behalf similar to those provided by our Former Transfer Agent. On January 27, 2025, we terminated the agreement with our Former Transfer Agent and transitioned the transfer agent function to a third party. In lieu of a termination fee and in recognition of the additional cost and expenses

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

incurred by our former transfer agent in connection with the transition, we paid our former transfer agent a transition fee of $50,000. Please see Note 11 - Subsequent Events for additional detail.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of December 31, 2024, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

December 31, 2024

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

During the years ended December 31, 2024 and 2023, we did not acquire any properties or incur any acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2024 and 2023, no impairment losses were recognized.

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

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For the years ended December 31, 2024, 2023 and 2022, revenues totaling approximately $0.4 million, $0.3 million, and $0.4 million, respectively, are included in "Leasing and related revenues - senior".

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. For the years ended December 31, 2024 and 2023, approximately $60,000, and $50,000, respectively, was recorded to allowance for doubtful accounts.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Advertising Costs

Advertising costs from continuing operations are included in property operating expenses, and advertising costs from discontinued operations are included in discontinued operations, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.8 million for the year ended December 31, 2024, and approximately $0.9 million for both of the years ended December 31, 2023 and 2022.

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

Intangible Assets

We allocate a portion of our real estate purchase price to in-place leases. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. For the year ended December 31, 2024, the gross amount allocated to in-place leases held for investment was approximately $16.0 million, and accumulated amortization of in-place lease intangibles totaled approximately $16.0 million. For the year ended December 31, 2023, the gross amount allocated to in-place leases held for investment was approximately $19.6 million, and accumulated amortization of in-place lease intangibles totaled approximately $19.6 million.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $0.5 million and $0.7 million as of December 31, 2024 and 2023, respectively.

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

December 31, 2024

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

December 31, 2024

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

The table below summarizes the carrying amounts and fair values of fixed rate debt instruments that are not carried at fair value as of December 31, 2024 and 2023. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2024, we did not have any variable rate debt. As of December 31, 2023, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$100,500,000	$104,596,224	$131,800,000	$135,840,497

During the year ended December 31, 2024, we held an interest rate hedge to hedge our interest rate exposure (See Notes 5 – Debt and Debt held for Sale and 6 – Derivative Instruments). The interest rate hedge was terminated on July 31, 2024 in conjunction with the sale of the Fayetteville property. The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

implied volatilities as applicable. The fair value of the interest hedge was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.

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

Although we had determined that the majority of the inputs used to value our derivative was within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by us and our counterparties. However, we assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative position and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivatives valuation in its entirety was classified in Level 2 of the fair value hierarchy.

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

December 31, 2024

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

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for continuing and discontinuing operations for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31, 2024	Rate
Expected tax at statutory rate	$4,053,316	21%
Non-taxable REIT loss	(4,962,245)	-26%
State and local income tax expense - net of federal benefit	(179,301)	-1%
Change in valuation allowance	1,088,230	6%
Total provision	$-	0%

	For the year ended December 31, 2023	Rate
Expected tax at statutory rate	$(2,048,337)	21%
Non-taxable REIT income	1,439,687	-15%
State and local income tax expense - net of federal benefit	(128,821)	1%
Change in valuation allowance	737,471	-7%
Total provision	$-	0%

	For the year ended December 31, 2022	Rate
Expected tax at statutory rate	$152,324	21%
Non-taxable REIT loss	(1,465,580)	-202%
State and local income tax expense - net of federal benefit	(299,937)	-41%
Change in valuation allowance	1,613,193	222%
Total provision	$-	0%

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Depreciation timing differences	$(74,197)	$(121,118)
Other	—	(34,089)
Total deferred tax liability	(74,197)	(155,207)

Deferred tax assets:
Net operating loss carryovers	6,826,688	6,007,314
Other	278,136	90,290
Total deferred tax assets	7,104,824	6,097,604

Valuation allowance (1)	(7,030,627)	(5,942,397)

Net deferred tax assets	$—	$—

(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

The Company had consolidated pretax net (loss) income from continuing operations of approximately ($5.7) million, ($6.4) million, and $4.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, with an effective tax rate of 0% for all three periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable the non-taxable REIT income and the full valuation allowance.

As of December 31, 2024, the gross federal net operating losses are approximately $26.5 million. The gross state net operating losses are approximately $36.1 million. The state net operating losses expire between 2034 and 2038. The tax years 2020 through 2023 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2024, and 2023, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Concentration

No single senior resident represents a significant concentration of our revenues. For the month of December 2024, approximately 56% and 44% of our rental income was concentrated in Oregon and Utah, respectively.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for the years ended December 31, 2024 and 2023, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for both of

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, the dilutive effect of unvested restricted stock totaled 6,250 shares.

Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280).” The guidance in ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was adopted during the year ended December 31, 2024. Other than the required incremental disclosures, adoption did not have a material impact on our consolidated financial statements or related disclosures.

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact upon adoption of the new standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Topic 220).” The guidance in ASU 2024-03 was issued to provide investors with more disaggregated information about an entity’s expenses. In January 2025, the FASB issued ASU 2025-01 for the sole purpose of clarifying the effective date of ASU 2024-03. The amendment becomes effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact upon adoption of the new standard on our consolidated financial statements and related disclosures.

Segment Reporting

After the sale of the Fayetteville property, our real estate portfolio is comprised of one reportable segment: senior housing. Please see Note 8 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Leasing and related revenues – student	$3,382,068	$5,076,260	$4,374,854
Operating expenses:
Property operating expenses – student	1,656,302	2,679,173	2,576,474
Property operating expenses – affiliates	294,463	500,117	493,302
Depreciation	660,286	1,398,771	1,831,648
Total operating expenses	2,611,051	4,578,061	4,901,424
Other expenses:
Interest expense (1)	2,502,015	3,655,147	2,826,775
Derivative fair value adjustment (2)	147,284	—	—
Interest expense - debt issuance costs (3)	469,901	178,751	228,312
Total other expenses	3,119,200	3,833,898	3,055,087
Loss from discontinued operations	(2,348,183)	(3,335,699)	(3,581,657)

Loss on extinguishment of debt (4)	(286,719)	—	—
Gain on sale of real estate, net (5)	27,587,961	—	—
Net income (loss) from discontinued operations	24,953,059	(3,335,699)	(3,581,657)
(1)
Includes interest expense related to the Fayetteville JPM Mortgage Loan, which was repaid in April 2024 in connection with the Fayetteville Mortgage Loan refinance, the Fayetteville Mortgage Loan and the KeyBank Bridge Loans that were required to be repaid according to the terms of such loans, in conjunction with the sale of the Fayetteville property.
(2)
On April 10, 2024, in conjunction with the Fayetteville Mortgage Loan refinance, the Company entered into an interest rate cap agreement with a notional amount of $34.5 million, whereby SOFR was capped at 4.25% through the maturity of the Fayetteville Mortgage Loan, that capped the all-in rate at 6.5%. We elected not to designate the interest rate cap as a hedge for GAAP purposes, and changes in the fair value were recorded in discontinued operations. The interest rate cap was settled on July 31, 2024, in conjunction with the sale of the Fayetteville property.
(3)
Includes interest expense - debt issuance costs related to the Fayetteville JPM Mortgage Loan, which was repaid in April 2024 in connection with the Fayetteville Mortgage Loan refinance, the Fayetteville Mortgage Loan and the KeyBank Bridge Loans that were required to be repaid according to the terms of such loans, in conjunction with the sale of the Fayetteville property.
(4)
Includes the write off of the net debt issuance costs associated with the $34.5 million Fayetteville Mortgage Loan and the $25.4 million KeyBank Bridge Loans in conjunction with the sale of the Fayetteville property in July 2024, along with the loss on the settlement of the interest rate cap.
(5)
Relates to the net gain on the sale of the Fayetteville property, which was sold on July 31, 2024.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Adjustments to reconcile discontinued operating activities:
Depreciation	$660,286	$1,398,771	$1,831,648
Amortization of debt issuance costs	180,794	178,751	228,312
Derivative fair value adjustment	147,284	—	—
Adjustments to reconcile discontinued operating activities	988,364	1,577,522	2,059,960
Loss on extinguishment of debt	286,719	—	—
Gain on sale of real estate, net	(27,587,961)	—	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Purchase of interest rate cap	(366,000)	—	—
Settlement of interest rate cap	181,500	—	—
Other assets	142,242	(11,459)	10,830
Accounts payable and accrued liabilities	(971,798)	18,370	227,799
Due to affiliates	294,463	500,117	493,302
Net cash (used in) provided by changes in assets and liabilities related to discontinued operating activities	(719,593)	507,028	731,931
Cash flows from discontinued investing activities:
Additions to real estate	(213,275)	(555,913)	(200,464)
Net proceeds from sale of real estate	70,863,051	—	—
Net cash provided by (used in) discontinued investing activities	70,649,776	(555,913)	(200,464)
Cash flows from discontinued financing activities:
Principal payments of KeyBank Bridge Loans	(350,000)	(600,000)	(17,650,000)
Repayment of Fayetteville JPM Mortgage Loan	(29,500,000)	—	—
Proceeds from Fayetteville Mortgage Loan	34,500,000	—	—
Repayment of Fayetteville Mortgage Loan	(34,500,000)	—	—
Repayment of KeyBank Bridge Loan	(25,366,550)	—	—
Debt issuance costs	(362,439)	—	—
Net cash used in discontinued financing activities	(55,578,989)	(600,000)	(17,650,000)

Note 4. Real Estate Facilities and Real Estate Held for Sale

The following summarizes the activity in the real estate facilities, excluding construction in process, during the years ended December 31, 2024 and 2023:

Real estate facilities
Balance at December 31, 2022	$173,643,365
Additions - Senior	3,479,545
Balance at December 31, 2023	177,122,910
Additions - Senior	1,277,907
Balance at December 31, 2024	$178,400,817

Accumulated depreciation
Balance at December 31, 2022	$(23,741,256)
Depreciation expense included in continuing operations	(5,671,415)
Balance at December 31, 2023	(29,412,671)
Depreciation expense included in continuing operations	(5,314,977)
Balance at December 31, 2024	$(34,727,648)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following summarizes the real estate reclassified as held for sale:

	December 31, 2024 (1)	December 31, 2023
Real estate reclassified as held for sale
Land	$—	$4,903,000
Buildings	—	45,888,288
Site improvements	—	839,000
Furniture, fixtures and equipment	—	3,239,635
	—	54,869,923
Accumulated depreciation	—	(11,143,433)
	—	43,726,490
Construction in process	—	51,033
Total real estate held for sale, net	$—	$43,777,523
(1)
On June 7, 2024, the Company executed an agreement of purchase and sale with an unaffiliated third party for the sale of our sole remaining student property located in Fayetteville, Arkansas (“Fayetteville property”). The Fayetteville property was sold on July 31, 2024.

Note 5. Debt and Debt Held for Sale

The Company’s outstanding debt is summarized as follows:

Loan	December 31, 2024	December 31, 2023	Interest Rate	Maturity Date
Freddie Mac Utah Loans (1)	$43,509,081	$44,291,048	5.06%	2/23/2028
Freddie Mac Courtyard Loan (2)	61,087,143	62,049,449	4.86%	9/1/2028
KeyBank Bridge Loans (3)	—	25,716,550	N/A	N/A
Debt issuance costs, net	(483,269)	(665,423)
Debt, net	104,112,955	131,391,624
Fayetteville JPM Mortgage Loan (4)	—	29,500,000	N/A	N/A
Debt issuance costs held for sale, net	—	(27,806)
Debt related to real estate held for sale, net	—	29,472,194
Total debt, net	$104,112,955	$160,863,818

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

December 31, 2024

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. We are required to maintain a net worth equal to or greater than $15 million and subsequent to the repayment of the Utah Bridge Loan, a liquidity requirement equal to or greater than $3 million. As of December 31, 2024, we were in compliance with these covenants.

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

December 31, 2024

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. In accordance with the terms of the loan, since the KeyBank Bridge Loans were repaid in full on July 31, 2024 in conjunction with the sale of the Fayetteville property, the liquidity requirement was reduced to $4.8 million. We are able to further reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of December 31, 2024, we were in compliance with these covenants.

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

December 31, 2024

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2024:

2025	$1,856,855
2026	1,952,215
2027	2,052,475
2028	98,734,679
Total payments	104,596,224
Non-revolving debt issuance costs, net	(483,269)
Total	$104,112,955

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

The following table summarizes the terms of our derivative financial instruments during the year ended December 31, 2024:

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

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations - discontinued operations for the periods presented:

	Location of amounts in the statements of operations	Gain (loss) recognized in consolidated statements of operations for the years ended December 31,
Type		2024	2023	2022
Interest Rate Cap	Interest Expense	$84,063	$—	$—
Loss on extinguishment of debt (1)	Loss on extinguishment of debt	(37,216)	—	—
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

December 31, 2024

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

As of December 31, 2024 and 2023, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $7.6 million and $6.2 million, respectively, which are included in accrued distributions payable in the accompanying consolidated balance sheets.

Note 8. Segment Disclosures

We historically operated in two reportable business segments: (i) student housing and (ii) senior housing. Our student housing operations consisted of our wholly-owned student housing properties, primarily consisting of month-to-month rental revenue that these student properties produced. Our senior housing operations consist of our wholly-owned senior housing properties, primarily consisting of month-to-month rental revenue and related ancillary revenue that these senior housing properties produce. The reportable segments offer different products and services to different customers and are therefore managed separately. On June 7, 2024, the Company executed an agreement of purchase and sale with an unaffiliated third party for the sale of our sole remaining student housing property located in Fayetteville, Arkansas (“Fayetteville property”). In June 2024, we concluded that the Fayetteville property sale qualified as discontinued operations as the property met the criteria of held for sale, and the disposal represents a strategic shift in our business as we will no longer own or operate student housing properties. Please see Note 3 - Discontinued Operations for additional details. On July 31, 2024, the Fayetteville property was sold. Subsequent to the sale, the Company only operates in a single segment.

The chief operating decision maker (“CODM”) is our chief executive officer. Our CODM and other management regularly evaluate performance based upon net income (loss) from continuing operations. Our CODM uses net income (loss) from continuing operations when making decisions about allocating capital and personnel. On a monthly and quarterly basis, our CODM considers budget-to-actual and period-to-period variances when evaluating company and property performance.

Reportable segment asset information is not provided to the CODM as the CODM does not use segment asset information to evaluate the business and allocate resources. For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, accounts payable and accrued liabilities, and debt related to continuing operations are associated with the senior housing.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following table summarizes information for the reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Years ended December 31,
	2024	2023	2022
Leasing and leasing related revenues	$34,927,831	$32,592,265	$30,055,980
Property operating expenses:
Payroll	(15,650,084)	(14,387,880)	(13,627,343)
Food and related items	(2,059,485)	(1,861,485)	(1,662,315)
Utilities	(1,786,813)	(1,579,789)	(1,346,487)
Third-party property management fees	(1,702,174)	(1,555,284)	(1,342,763)
Repairs and maintenance	(1,195,341)	(1,235,142)	(929,487)
Property taxes	(963,015)	(993,298)	(977,643)
Other direct property costs	(2,215,029)	(1,937,857)	(1,757,562)
Total property operating expenses	(25,571,941)	(23,550,735)	(21,643,600)

Property operating expenses - affiliates	2,018,569	1,984,186	1,943,352
General and administrative	2,240,127	2,441,031	1,718,876
Depreciation	5,359,748	5,671,415	5,584,240
Interest expense	5,297,133	5,368,710	5,439,744
Interest expense – debt issuance costs	142,102	142,105	142,103
Loss on extinguishment of debt (1)	—	—	1,985,602
Gain on sale of real estate, net (2)	—	—	(12,101,937)
Other (income) loss	(50,236)	(147,631)	(606,608)
Net (loss) income from continuing operations	$(5,651,553)	$(6,418,286)	$4,307,008
(1)
Relates to yield maintenance fees and the write-off of unamortized debt issuance costs related to the Tallahassee Nationwide mortgage loan, paid off in connection with the sale of the Tallahassee property on January 6, 2022.
(2)
Relates to the net gain on the sale of the Tallahassee property, which was sold on January 6, 2022.

Note 9. Related Party Transactions

Fees to Affiliates

In connection with our Public Offering, we entered into an advisory agreement with our Advisor (as amended, the "Advisory Agreement”) and a dealer manager agreement with our Former Dealer Manager (as amended, the “Dealer Manager Agreement”) which entitle our Advisor and our Former Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us. On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020.

The Advisory Agreement, Dealer Manager Agreement, and transfer agent agreement (the “Transfer Agent Agreement”), entitle our Advisor, our Former Dealer Manager and our Former Transfer Agent to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor and our Former Transfer Agent in providing services to us.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Pursuant to the Second AA Amendment, our Advisor may be entitled to disposition fees generally equal to the lesser of (a) 1% of the Contract Sales Price or (b) 50% of the Competitive Real Estate Commission (as defined in the Second AA Amendment). In

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

conjunction with the sale of the Tallahassee property in January 2022, a $0.25 million disposition fee was paid to our Sponsor in accordance with the Second AA Amendment. In conjunction with the sale of the Fayetteville property in July 2024, an approximately $0.4 million disposition fee was paid to our Sponsor in accordance with the Second AA Amendment.

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) do not renew or terminate the Advisory Agreement, (3) liquidate our portfolio or (4) effect a merger or other corporate reorganization.

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2024, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2024

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

The Dealer Manager Agreement provided that we would cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. The Dealer Manager Agreement provided that we would cease paying the dealer manager servicing fee with respect to the Class W shares and Class Z shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate dealer manager servicing fees paid in our Primary Offering with respect to Class W shares or Class Z shares equals 9.0% of the gross proceeds from the sale of Class W shares or Class Z shares, respectively, in our Primary Offering (i.e., excluding proceeds from sales pursuant to our Distribution Reinvestment Plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. As a result of the suspension of our Primary Offering and termination of our Former Dealer Manager, we expected that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fees and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2024, we have not recorded a liability for the future payment of the stockholder servicing fees and dealer manager servicing fees.

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

Transfer Agent Agreement

Our Sponsor is the owner and manager of our Former Transfer Agent, which is a registered transfer agent with the SEC. Effective in May 2018, our Former Transfer Agent processed subscription agreements and certain other forms directly, as well as provided customer service to our stockholders. These services include, among other things, processing payment of any sales commission and dealer manager fees associated with a particular purchase, as well as processing the distributions and any servicing fees with respect to our shares. Additionally, our Former Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Our Former Transfer Agent also conducted transfer agent and registrar services for other non-traded REITs sponsored by an affiliate of our Sponsor.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Fees paid to our Former Transfer Agent were based on a fixed quarterly fee, one-time account setup fees, monthly open account fees, one-time transfer fees, monthly portal fees, and investor telephone call fees. In addition, we reimbursed our Former Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we paid our Former Transfer Agent fees for any additional services we requested from time to time, in accordance with its rates then in effect. Upon the request of our Former Transfer Agent, we also advanced payment for substantial reasonable out-of-pocket expenditures incurred by it.

The initial term of the Transfer Agent Agreement was three years, which term will be automatically renewed for one year successive terms, but either party may terminate the Former Transfer Agent Agreement upon 90 days’ prior written notice. In the event that we terminate the Transfer Agent Agreement, other than for cause, we will pay our Former Transfer Agent all amounts that would have otherwise accrued during the remaining term of the Transfer Agent Agreement; provided, however, that when calculating the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date. Our Chairman of the Board of Directors is also the Chief Executive Officer and indirect owner of the parent company of our former transfer agent, Strategic Transfer Agent Services, LLC. Pursuant to a transfer agent agreement, our former transfer agent provided transfer agent and registrar services to us. The services our transfer agent provided us were substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. In connection with the transfer to SS&C GIDS, Inc. as our new transfer agent, we terminated the transfer agent agreement with our former transfer agent effective as of January 27, 2025. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we paid our former transfer agent a transition fee of $50,000. Please see Note 11 - Subsequent Events for additional detail.

Property Managers

Pursuant to our Advisory Agreement, our Advisor is responsible for overseeing any third party property managers or operators and may delegate such responsibility to its affiliates. Our Advisor has assigned such oversight responsibilities to our Property Manager. Currently, we expect to rely on a third party property manager and senior housing operator to manage and operate our properties. We pay our Property Manager an oversight fee equal to 1% of the gross revenues attributable to such properties; provided, however, that our Property Manager will receive an oversight fee equal to 1.5% of the gross revenues attributable to any senior housing property other than such properties that are leased to third party tenants under triple-net or similar lease structures. In the event any of our properties are managed directly by our Property Manager, we will pay our Property Manager a property management fee that is approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in such transaction, as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2024 and 2023, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2024 and 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$527,934	$249,904	$278,030	$517,518	$795,548	$—
Former Transfer Agent expenses	116,991	116,991	—	121,126	121,126	—
Asset management fees	1,943,495	183,105	10,593,808	1,494,059	3,089,705	8,998,162
Property management oversight fees	540,808	—	2,644,596	524,510	—	3,169,106
Discontinued operations (1)	—	—	—	294,463	294,463	—
Disposition fee	—	—	—	361,250	361,250	—
Capitalized
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-in Capital
Offering costs	—	—	166,881	—	—	166,881
Total	$3,129,228	$550,000	$15,663,315	$3,312,926	$4,662,092	$14,314,149
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

December 31, 2024

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

Our senior housing properties are managed by third-party senior housing operator. Pursuant to the respective property management agreements, we pay a monthly management fee plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances, we may pay a construction management fee for certain construction management services. Additionally, such operator may be entitled to a performance based incentive fee, based on the performance of the property. The property management agreements have an original term of three to five years and automatically renew for successive one year periods thereafter, unless we or the operator provide prior written notice at least 180 days prior to the expiration of the term. The agreements are also subject to customary termination provisions including a termination fee if the agreement is terminated in certain circumstances.

Distribution Reinvestment Plans

We adopted a distribution reinvestment plan in connection with the Private Offering (the “Private Offering Distribution Reinvestment Plan”) that allowed our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. On May 1, 2018, we amended and restated the Private Offering Distribution Reinvestment Plan in connection with the Public Offering to establish the purchase price per share under the distribution reinvestment plan of our Class A, Class T, and Class W shares. On June 21, 2019, our board of directors further amended and restated the distribution reinvestment plan (the “Distribution Reinvestment Plan”), effective as of July 13, 2019, to include, as eligible participants, stockholders holding Class Y shares of our common stock and stockholders holding Class Z shares of our common stock, and to state that the purchase price for shares pursuant to the Distribution Reinvestment Plan shall be $9.30 per share for all classes of shares. No sales commissions or dealer manager fees are paid with respect to the sale of such shares. On September 28, 2020, our board of directors further amended the Distribution Reinvestment Plan, effective as of October 10, 2020, to state that the purchase price for shares pursuant to the Distribution Reinvestment Plan shall be equal to the estimated value per share of each class of shares. We may amend or terminate the Distribution Reinvestment Plan for any reason at any time upon 10 days’ prior written notice to stockholders. On March 30, 2020, our board of directors approved the suspension of our distributions and during such suspension, no distributions will be reinvested pursuant to the Distribution Reinvestment Plan.

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

December 31, 2024

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of December 31, 2024.

As a result of our board of directors approving an estimated net asset value per share on January 10, 2025, the per share price for the repurchase of a given class of shares is equal to the then-current estimated net asset value per share for such class of shares; however, as noted elsewhere, our Share Redemption Program is currently suspended.

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

For the years ended December 31, 2024 and 2023, we did not receive any redemption requests.

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

Note 11. Subsequent Events

Update Regarding our New Transfer Agent

Effective January 27, 2025, we will no longer use Strategic Transfer Agent Services, LLC as our transfer agent and, instead, we have engaged SS&C GIDS, Inc., formerly known as DST Systems, Inc., to perform all transfer agent services going forward. In connection with the transfer to SS&C GIDS, Inc. as our new transfer agent, we terminated the transfer agent agreement with our former transfer agent, Strategic Transfer Agent Services, LLC, effective as of January 27, 2025. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we paid our former transfer agent a transition fee of $50,000.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2024

			Initial Cost to Company				Gross Carrying Amount at December 31, 2024
Description	ST	Encumbrance (4)	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total (3)		Accumulated Depreciation (3)	Date of Construction	Date Acquired
Wellington	UT	$26,630,649	$2,520,000	$43,567,489	$46,087,489	$2,229,522	$2,520,000	$45,797,011	$48,317,011		$(9,477,867)	1999	2/23/2018
Cottonwood Creek	UT	8,660,910	3,026,000	12,327,209	15,353,209	1,410,247	3,026,000	13,737,456	16,763,456		(3,537,821)	1982	2/23/2018
Charleston	UT	8,217,522	763,000	11,533,180	12,296,180	552,262	763,000	12,085,442	12,848,442		(2,780,565)	2005	2/23/2018
Courtyard	OR	61,087,143	5,696,000	77,657,563	83,353,563	17,061,398	5,696,000	94,718,961	100,414,961		(18,881,374)	1992-2019	8/31/2018
Total		$104,596,224	$12,005,000	$145,085,441	$157,090,441	$21,253,429	$12,005,000	$166,338,870	$178,343,870	(1)	$(34,677,627)

(1)
The aggregate cost of real estate for United States federal income tax purposes is $194,413,816.
(2)
Building and improvements include site improvements and furniture, fixtures and equipment.
(3)
Excludes construction in process, corporate real estate facilities and related accumulated depreciation.
(4)
Excludes corporate debt.
S-34

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024, 2023 and 2022

Activity in real estate facilities during 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Real estate facilities
Balance at beginning of year	$177,122,910	$228,006,554	$226,034,316
Additions - Student	—	506,734	211,583
Additions - Senior	1,277,907	3,479,545	1,760,655
Real estate reclassified to held for sale	—	(54,869,923)	—
Balance at end of year	$178,400,817	$177,122,910	$228,006,554
Accumulated depreciation
Balance at beginning of year	$(29,412,671)	$(33,485,918)	$(26,070,030)
Depreciation expense included in continuing operations	(5,314,977)	(5,671,415)	(7,415,888)
Depreciation expense included in discontinued operations	—	(1,398,771)	—
Accumulated depreciation reclassified to held for sale	—	11,143,433	—
Balance at end of year	$(34,727,648)	$(29,412,671)	$(33,485,918)
Construction in process
Balance at beginning of year	$303,497	$1,762,703	$81,552
Additions	1,203,409	2,578,105	3,653,389
Assets placed into service	(1,277,907)	(3,986,278)	(1,972,238)
Construction in process held for sale	—	(51,033)	—
Balance at end of year	$228,999	$303,497	$1,762,703
Real estate held for sale, net	$-	$43,777,523	$-
Real estate held for investment, net	$143,902,168	$148,013,736	$196,283,339

S-35