Form 10-Q
period 2025-03-31
Strategic Student & Senior Housing Trust, Inc.
filed 2025-05-05
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

FORM 10-Q

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Student & Senior Housing Trust, Inc. (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; (ii) potential future outbreaks of infectious diseases or other health concerns, which could adversely affect the Company’s business and its tenants; and (iii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to retain our executives and key employees; increased operating costs due to labor market challenges and macroeconomic factors such as inflation; and our ability to oversee the performance of our third party operators.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$12,005,000	$12,005,000
Buildings	153,449,748	153,427,127
Site improvements	2,748,917	2,748,917
Furniture, fixtures and equipment	10,535,135	10,219,773
	178,738,800	178,400,817
Accumulated depreciation	(36,088,834)	(34,727,648)
	142,649,966	143,673,169
Construction in process	288,205	228,999
Total real estate facilities, net	142,938,171	143,902,168
Cash and cash equivalents	10,553,479	10,706,237
Restricted cash	1,439,777	1,269,914
Other assets, net	2,079,834	2,163,102
Total assets	$157,011,261	$158,041,421
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$103,677,169	$104,112,955
Accounts payable and accrued liabilities	2,650,827	2,359,753
Due to affiliates	14,466,893	14,314,149
Distributions payable	8,656,868	8,292,215
Total liabilities	129,451,757	129,079,072
Commitments and contingencies (Note 9)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,635,430 shares issued and outstanding at March 31, 2025 and December 31, 2024	11,634	11,634
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at March 31, 2025 and December 31, 2024	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at March 31, 2025 and December 31, 2024	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at March 31, 2025 and December 31, 2024	167	167
Additional paid-in capital	97,748,590	97,744,690
Distributions	(20,916,048)	(20,916,048)
Accumulated deficit	(63,698,280)	(62,294,326)
Total Strategic Student & Senior Housing Trust, Inc. equity	13,147,350	14,547,404
Noncontrolling interests in our Operating Partnership	(1,104,050)	(1,101,259)
Total equity	12,043,300	13,446,145
Total liabilities, temporary equity, and equity	$157,011,261	$158,041,421

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Leasing and related revenues	$9,040,180	$8,376,011
Operating expenses:
Property operating expenses	6,329,548	6,257,400
Property operating expenses – affiliates	509,697	499,393
General and administrative	525,387	432,925
Depreciation	1,362,934	1,322,000
Total operating expenses	8,727,566	8,511,718
Income (loss) from operations	312,614	(135,707)
Other expense:
Interest expense	(1,288,891)	(1,325,283)
Interest expense – debt issuance costs	(35,526)	(35,525)
Other	(30,289)	(34,863)
Net loss from continuing operations	(1,042,092)	(1,531,378)
Discontinued operations:
Net loss from discontinued operations	—	(691,285)
Net loss from discontinued operations	—	(691,285)
Net loss	(1,042,092)	(2,222,663)
Less: Distributions to preferred unitholders in our Operating Partnership	(364,653)	(347,582)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,791	5,100
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(1,403,954)	$(2,565,145)
Net loss per common share attributable to common shareholders - continuing operations:
Net loss per Class A share – basic and diluted	$(0.11)	$(0.15)
Net loss per Class T share – basic and diluted	$(0.11)	$(0.15)
Net loss per Class W share – basic and diluted	$(0.11)	$(0.15)
Net loss per Class Y share – basic and diluted	$(0.11)	$(0.15)
Net loss per Class Z share – basic and diluted	$(0.11)	$(0.15)
Net loss per common share attributable to common shareholders - discontinued operations:
Net loss per Class A share – basic and diluted	$—	$(0.05)
Net loss per Class T share – basic and diluted	$—	$(0.05)
Net loss per Class W share – basic and diluted	$—	$(0.05)
Net loss per Class Y share – basic and diluted	$—	$(0.05)
Net loss per Class Z share – basic and diluted	$—	$(0.05)
Net loss per common share attributable to common shareholders - total:
Net loss per Class A share – basic and diluted	$(0.11)	$(0.20)
Net loss per Class T share – basic and diluted	$(0.11)	$(0.20)
Net loss per Class W share – basic and diluted	$(0.11)	$(0.20)
Net loss per Class Y share – basic and diluted	$(0.11)	$(0.20)
Net loss per Class Z share – basic and diluted	$(0.11)	$(0.20)
Weighted average Class A shares outstanding – basic and diluted	11,629,180	11,626,680
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Deficit	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,729,191	$(17,722,288)	$(80,129,935)	$(109,946)	$(1,130,960)	$(1,240,906)	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(347,582)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,565,145)	(2,565,145)	—	(2,565,145)	347,582	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,100)	(5,100)	—	—
Balance as of March 31, 2024	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,733,091	$(17,722,288)	$(82,695,080)	$(2,671,191)	$(1,136,060)	$(3,807,251)	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,744,690	$(20,916,048)	$(62,294,326)	$14,547,404	$(1,101,259)	$13,446,145	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(364,653)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,403,954)	(1,403,954)	—	(1,403,954)	364,653
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,791)	(2,791)	—	—
Balance as of March 31, 2025	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,748,590	$(20,916,048)	$(63,698,280)	$13,147,350	$(1,104,050)	$12,043,300	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,042,092)	$(2,222,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,362,934	1,322,000
Amortization of debt issuance costs	35,526	35,525
Stock based compensation expense related to issuance of restricted stock	3,900	3,900
Discontinued operating activities	—	402,187
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	81,519	(15,446)
Accounts payable and accrued liabilities	291,074	198,336
Due to affiliates	152,744	678,838
Discontinued operating activities - changes in assets and liabilities	—	113,750
Net cash provided by operating activities	885,605	516,427
Cash flows from investing activities:
Additions to real estate	(397,189)	(272,483)
Discontinued investing activities	—	(59,180)
Net cash used in investing activities	(397,189)	(331,663)
Cash flows from financing activities:
Scheduled principal payments of mortgage loans	(471,311)	(435,073)
Discontinued financing activities	—	(319,866)
Net cash used in financing activities	(471,311)	(754,939)
Net change in cash, cash equivalents, and restricted cash	17,105	(570,175)
Cash, cash equivalents, and restricted cash, beginning of period	11,976,151	8,288,459
Cash, cash equivalents, and restricted cash, end of period	$11,993,256	$7,718,284
Supplemental disclosures and non-cash transactions:
Cash paid for interest - continuing and discontinued operations	$1,290,900	$2,252,820
Debt issuance costs in accounts payable and accrued liabilities - discontinued operations	$—	$48,736
Distributions payable to preferred unit holders in our operating partnership	$364,653	$347,582

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Offering Related

On October 4, 2016, our Advisor, as defined below, acquired 111.11 shares of our common stock for $1,000 and became our initial stockholder. On January 27, 2017, pursuant to a confidential private placement memorandum (the “Private Placement Memorandum”), we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (collectively, the “Private Offering” and together with the Public Offering described below, the “Offerings”). Our Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $91.5 million from the issuance of approximately 10.7 million shares of our common stock pursuant to the Private Offering.

On May 1, 2018, our registration statement on Form S-11 (File No. 333-220646) (the “Registration Statement”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement registered up to $1.0 billion in shares of common stock for sale to the public (the “Primary Offering”) consisting of three classes of shares — Class A shares, Class T shares, and Class W shares — and up to $95,000,000 in shares of common stock for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering”). On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and registered two new classes of common stock (Class Y shares and Class Z shares) with the SEC, and effective as of July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 9 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, which suspension included the distribution reinvestment plan, both of which remain suspended as of March 31, 2025. The termination of our Primary Offering occurred on May 1, 2021. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. Through our distribution reinvestment plan, we issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

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

As of March 31, 2025, we owned four senior housing properties. On July 31, 2024, we sold our sole remaining student housing property known as the Fayetteville property, for $72.25 million. In conjunction with the sale, we repaid the $34.5 million Fayetteville Mortgage Loan and repaid the $25.4 million KeyBank Bridge Loan.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

March 31, 2025, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 6 – Preferred Equity in our Operating Partnership.

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

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). We terminated the Dealer Management Agreement on June 16, 2020 in accordance with its provisions. Our Former Dealer Manager was responsible for marketing our shares offered pursuant to our offerings. Our Sponsor previously owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own a 2.5% non-voting membership interest in our Advisor, which they acquired on January 1, 2018. Please see Note 8 – Related Party Transactions for additional detail.

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our former transfer agent (our “Former Transfer Agent”). Our Former Transfer Agent provided transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Please see Note 8 – Related Party Transactions for additional detail. Prior to May 1, 2018, our Advisor provided services on our behalf similar to those provided by our Former Transfer Agent. On January 27, 2025, we terminated the agreement with our Former Transfer Agent and transitioned the transfer agent function to a third party. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we paid our former transfer agent a transition fee of $50,000.

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

March 31, 2025

(Unaudited)

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of March 31, 2025, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

March 31, 2025

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

During the three months ended March 31, 2025 and 2024, we did not acquire any properties or incur any acquisition-related transaction costs.

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

March 31, 2025

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the three months ended March 31, 2025 and 2024, no impairment losses were recognized.

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

March 31, 2025

(Unaudited)

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For the three months ended March 31, 2025 and 2024, revenues totaling approximately $30,000 and $0.1 million, respectively, are included in “Leasing and related revenues” in the accompanying consolidated statements of operations.

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2025 and December 31, 2024, approximately $50,000 and $60,000, respectively, was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs from continuing operations are included in property operating expenses and advertising costs from discontinued operations are included in discontinued operations, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. For both of the three months ended March 31, 2025 and 2024, we incurred advertising costs of approximately $0.2 million.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts included in debt totaled approximately $450,000 as of March 31, 2025 and $480,000 as of December 31, 2024.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Organization and Offering Costs

Our Advisor funded certain organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs pursuant to our Advisory Agreement.

Please see Note 8 – Related Party Transactions for additional details about such organization and offering costs.

Redeemable Common Stock

In connection with the Private Offering, we adopted a share redemption program (the “Private Offering Share Redemption Program”) that enabled stockholders to sell their shares to us in limited circumstances, and in connection with the Public Offering, we amended the Private Offering Share Redemption Program (the “Share Redemption Program”). On March 30, 2020, our board of directors approved the suspension of our Share Redemption Program. Please see Note 9 – Commitments and Contingencies – Share Redemption Program for additional details.

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

March 31, 2025

(Unaudited)

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

The table below summarizes the carrying amounts and fair values of fixed rate debt instruments that are not carried at fair value as of March 31, 2025 and December 31, 2024. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2025 and December 31, 2024, we did not have any variable rate debt.

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$101,400,000	$104,124,913	$100,500,000	$104,596,224

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

March 31, 2025

(Unaudited)

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

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	March 31, 2025	December 31, 2024
Deferred tax liabilities:
Depreciation timing differences	$(95,340)	$(74,197)
Other	—	—
Total deferred tax liability	(95,340)	(74,197)

Deferred tax assets:
Net operating loss carryovers	7,009,688	6,826,688
Other	285,513	278,136
Total deferred tax assets	7,295,201	7,104,824

Valuation allowance (1)	(7,199,861)	(7,030,627)

Net deferred tax assets	$—	$—
(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

The Company had consolidated pretax net loss from continuing operations of approximately $1.0 million, and $1.5 million for the quarters ended March 31, 2025, and 2024, respectively, with an effective tax rate of 0% for both periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable to the non-taxable REIT income and the full valuation allowance.

As of March 31,2025, the gross federal net operating losses are approximately $27.2 million. The gross state net operating losses are approximately $37.2 million. The state net operating losses expire between 2034 and 2039. The tax years 2021 through 2024 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2025, and December 31, 2024, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Concentration

No single senior resident represents a significant concentration of our revenues. For the month of March 2025, approximately 55% and 45% of our rental income was concentrated in Oregon and Utah, respectively.

Preferred Equity in our Operating Partnership

We classify our Preferred Units (as defined in Note 6 – Preferred Equity in our Operating Partnership) on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. Additionally, the holder can elect to redeem if any of the following events outside our control occur: (i) change of control; (ii) a breach of protective provisions; (iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Preferred Stock as temporary equity.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for each of the three March 31, 2025, and March 31, 2024, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for each of the three ended March 31, 2025, and March 31, 2024.

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

Segment Reporting

After the sale of the Fayetteville property, our real estate portfolio is comprised of one reportable segment: senior housing. Please see Note 7 – Segment Disclosures for additional detail.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

	Three Months Ended March 31,
	2025	2024
Revenues:
Leasing and related revenues	$—	$1,439,176
Operating expenses:
Property operating expenses	—	629,075
Property operating expenses – affiliates	—	126,455
Depreciation	—	355,835
Total operating expenses	—	1,111,365
Other expenses:
Interest expense (1)	—	924,008
Interest expense - debt issuance costs (1)	—	95,088
Total other expenses	—	1,019,096
Net loss from discontinued operations	$—	$(691,285)

(1)
Includes interest expense and debt issuance costs related to the Fayetteville Mortgage Loan and the KeyBank Bridge Loan that were required to be repaid according to the terms of such loans, in conjunction with the sale of the Fayetteville property.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table:

	Three Months Ended March 31,
	2025	2024
Adjustments to reconcile discontinued operating activities:
Depreciation	$—	$355,835
Amortization of debt issuance costs	—	46,352
Adjustments to reconcile discontinued operating activities	—	402,187
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	—	(65,716)
Accounts payable and accrued liabilities	—	53,014
Due to affiliates	—	126,452
Net cash provided by changes in assets and liabilities related to discontinued operating activities	—	113,750
Cash flows from discontinued investing activities:
Additions to real estate	—	(59,180)
Net cash used in discontinued investing activities	—	(59,180)
Cash flows from discontinued financing activities:
Principal payments of KeyBank Bridge Loan	—	(150,000)
Debt issuance costs	—	(169,866)
Net cash used in discontinued financing activities	$—	$(319,866)

Note 4. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the three months ended March 31, 2025:

Real estate facilities
Balance at December 31, 2024	$178,400,817
Additions	337,983
Balance at March 31, 2025	$178,738,800
Accumulated depreciation
Balance at December 31, 2024	$(34,727,648)
Depreciation expense	(1,361,186)
Balance at March 31, 2025	$(36,088,834)

Note 5. Debt

The Company’s outstanding debt is summarized as follows:

Loan	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Freddie Mac Utah Loans (1)	$43,298,135	$43,509,081	5.06%	2/23/2028
Freddie Mac Courtyard Loan (2)	60,826,778	61,087,143	4.86%	9/1/2028
Debt issuance costs, net	(447,744)	(483,269)
Debt, net	103,677,169	104,112,955

(1)
Represents the aggregate of three separate mortgage loans for the three senior housing properties acquired in Utah. Fixed rate debt with interest only payments due monthly for the first two years, then principal and interest on a 30-year amortization schedule beginning March 2020.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

March 31, 2025

(Unaudited)

Each Freddie Mac Utah Loan is secured under a multifamily deed of trust, assignment of rents and security agreement from the respective Freddie Mac Borrower in favor of the Freddie Mac Lender, granting a first priority mortgage on the respective property in favor of the Freddie Mac Lender.

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. We are required to maintain a net worth equal to or greater than $15 million and subsequent to the repayment of the Utah Bridge Loan, a liquidity requirement equal to or greater than $3 million. As of March 31, 2025, we were in compliance with these covenants.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. In accordance with the terms of the loan, since the KeyBank Bridge Loans were repaid in full on July 31, 2024 in conjunction with the sale of the Fayetteville property, the liquidity requirement was reduced to $4.8 million. We are able to further reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of March 31, 2025, we were in compliance with these covenants.

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

March 31, 2025

(Unaudited)

to fund the costs and expenses associated with the construction of an additional 23 units of memory care, which was completed in November 2019.

The KeyBank Bridge Loans were scheduled to mature on August 31, 2019, but through various amendments were extended to June 30, 2025. On July 31, 2024, we sold the Fayetteville property for $72.25 million. In conjunction with the sale we repaid the remaining balance of the KeyBank Bridge Loans and terminated it in accordance with the terms of the loan.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2025:

2025	$1,385,544
2026	1,952,215
2027	2,052,475
2028	98,734,679
Total payments	104,124,913
Debt issuance costs, net	(447,744)
Total	$103,677,169

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

As of March 31, 2025 and December 31, 2024, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $7.9 million and $7.6 million, respectively, which are included in distributions payable in the accompanying consolidated balance sheets.

Note 7. Segment Disclosures

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

The following table summarizes information for the reportable segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025	2024
Revenues:
Leasing and related revenues	$9,040,180	$8,376,011
Operating expenses:
Property operating expenses
Payroll	3,824,360	3,641,747
Food and related items	492,900	520,691
Third-party property management fees	441,300	408,617
Utilities	452,370	436,457
Repairs and maintenance	259,914	326,715
Property taxes	256,529	227,291
Other direct property costs (1)	602,175	695,882
Total property operating expenses	6,329,548	6,257,400
Other operating expenses:
Property operating expenses – affiliates	509,697	499,393
General and administrative	525,387	432,925
Depreciation	1,362,934	1,322,000
Total other operating expenses	2,398,018	2,254,318
Income (loss) from operations	312,614	(135,707)
Other expense:
Interest expense	(1,288,891)	(1,325,283)
Interest expense – debt issuance costs	(35,526)	(35,525)
Other	(30,289)	(34,863)
Net loss from continuing operations	$(1,042,092)	$(1,531,378)

(1)
Primarily includes property insurance, advertising expense, and other miscellaneous direct property costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 8. Related Party Transactions

Fees to Affiliates

In connection with our Public Offering, we entered into an advisory agreement with our Advisor (as amended, the “Advisory Agreement”) which entitles our Advisor to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

The transfer agent agreement (the “Transfer Agent Agreement”) entitles our Former Transfer Agent to specified fees upon the provision of certain services with regard to the Public Offering, among other services, as well as reimbursement for certain costs and expenses incurred by our Former Transfer Agent in providing services to us.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required to reimburse our Advisor for certain organization and offering costs from the Offerings.

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2025, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2024 and the three months ended March 31, 2025, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2024 and March 31, 2025:

	Year Ended December 31, 2024			Three Months Ended March 31, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$517,518	$795,548	$—	$131,794	$131,794	$—
Former Transfer Agent expenses	121,126	121,126	—	61,253	61,253	—
Asset management fees	1,494,059	3,089,705	8,998,162	373,516	356,953	9,014,725
Property management oversight fees	524,510	—	3,169,106	136,181	—	3,305,287
Discontinued operations (1)	294,463	294,463	—	—	—	—
Disposition fee	361,250	361,250	—	—	—	—
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-In Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$3,312,926	$4,662,092	$14,314,149	$702,744	$550,000	$14,466,893
(1)
Includes asset management fees and property management oversight fees related to the Fayetteville property classified as discontinued operations.

Please see Note 5 – Debt and Note 6 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

Note 9. Commitments and Contingencies

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

March 31, 2025

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of March 31, 2025.

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

For the year ended December 31, 2024 and the three months ended March 31, 2025, we did not receive any redemption requests.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Note 10. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report, as well as with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On January 27, 2017, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $100,000,000 in shares of our common stock (the “Primary Private Offering”) and 1,000,000 shares of common stock pursuant to our distribution reinvestment plan (together with the Primary Private Offering, the “Private Offering”). Our Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $91.5 million from the issuance of approximately 10.7 million shares of our common stock pursuant to the Private Offering. Please see the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information.

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

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and registered two new classes of common stock (Class Y shares and Class Z shares), and effective July 10, 2019, we began offering Class Y shares (up to $700 million in shares) and Class Z shares (up to $300 million in shares) in our Primary Offering at a price of $9.30 per share and offering Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares pursuant to our distribution reinvestment plan at a price of $9.30 per share.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 9 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders. The termination of our Primary Offering occurred on May 1, 2021. We sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering. Primarily as a result of the suspension and subsequent termination of our Public Offering, we currently do not have the equity capital needed to acquire additional properties and, consequently, we are focusing our efforts on managing our existing properties.

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

As of March 31, 2025, we owned four senior housing properties.

Senior Housing

As of March 31, 2025, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,548	119	89.5%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,268	112	88.5%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,410	64	98.8%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,831	309	93.7%
Total				$5,459	604	92.4%

(1)
Calculated based on our revenue earned during the three months ended March 31, 2025 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of March 31, 2025.

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

Results of Operations

Overview

During the three months ended March 31, 2025 and 2024, we derived revenues from our continuing operations principally from rents and related fees received from residents of our senior housing properties and to a lesser extent from other services provided at our senior housing properties. In addition, during the three months ended March 31, 2024, we derived revenues from our discontinued operations principally from rents and related fees received from residents of our student housing property. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our properties. Development of any new properties would intensify competition in the markets in which we operate and could negatively impact our results.

Market Conditions

It has been over five years since the World Health Organization declared the COVID-19 coronavirus a pandemic. Although our senior communities are experiencing some COVID related outbreaks from time to time, we believe our protective and precautionary measures have helped minimize the impact of any outbreak. The near-term outlook for senior housing is positive due to minimal new senior housing supply along with an increased demand for senior housing. However, senior housing is subject to the following risk factors: i) low unemployment, ii) increased competition for quality employees, iii) new regulatory requirements, iv) inflationary pressures on community operating expenses, and v) uncertainty of how tariff related matters will directly impact seniors housing.

Comparison of the Three Months Ended March 31, 2025 and 2024

Leasing and Related Revenues

Leasing and related revenues for the three months ended March 31, 2025 were approximately $9.0 million, as compared to approximately $8.4 million for the three months ended March 31, 2024, an increase of approximately $0.6 million. The increase is primarily attributable to an increase in rates and occupancy at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for both the three months ended March 31, 2025 and 2024 were approximately $6.3 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, marketing, and third-party property management fees.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the three months ended March 31, 2025 and 2024 were approximately $0.5 million. Property operating expenses - affiliates consists of asset management and property management oversight fees for our senior housing properties due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were approximately $0.5 million, as compared to approximately $0.4 million for the three months ended March 31, 2024, an increase of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2025 was approximately $1.4 million, as compared to approximately $1.3 million for the three months ended March 31, 2024, an increase of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for both of the three months ended March 31, 2025 and 2024 were approximately $1.3 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended March 31, 2025 and 2024 were approximately $36,000. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss from Discontinued Operations

We concluded that the Fayetteville property qualified as discontinued operations in June 2024, as the property met the criteria of held for sale, and the disposal represented a strategic shift in our business as we no longer own or operate student housing properties. As a result, certain items were reclassified as part of discontinued operations, refer to Note 3 – Discontinued operations for additional details. The Fayetteville property was sold on July 31, 2024.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the three months ended March 31, 2025 and 2024, is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Net cash flow provided by (used in):
Operating activities	$885,605	$516,427	$369,178
Investing activities	(397,189)	(331,663)	(65,526)
Financing activities	(471,311)	(754,939)	283,628

Cash flows provided by operating activities for the three months ended March 31, 2025 and 2024 were approximately $0.9 million and $0.5 million, respectively, an increase of approximately $0.4 million. The increase in cash provided by operating activities was primarily the result of an increase in cash provided by operating assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2025 and 2024 were approximately $0.4 million and $0.3 million, respectively, an increase of approximately $0.1 million. The increase in cash used in investing activities is primarily the result of the increase in additions to real estate during 2025.

Cash flows used in financing activities for the three months ended March 31, 2025 and 2024 were approximately $0.5 million and $0.8 million, respectively, a decrease of approximately $0.3 million. The decrease in cash used in financing activities is primarily the result of the repayment of the $34.5 million Fayetteville Mortgage Loan and the $25.4 million KeyBank Bridge Loans in conjunction with the sale of the Fayetteville property in July 2024.

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

Historically, we made distributions to our stockholders using a combination of cash flows from operations and the proceeds from the Public Offering in anticipation of additional future cash flow. As such, this reduced the amount of capital we ultimately invested in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund. Though we have previously only paid cash distributions and may pay stock distributions in the future, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

We commenced paying distributions in September 2017. From our inception through March 31, 2025, we paid cumulative distributions of approximately $20.5 million, including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $63.7 million, which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $76.7 million.

For the three months ended March 31, 2025, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $1.4 million. For the three months ended March 31, 2024, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $2.6 million.

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

Indebtedness

As of March 31, 2025, our total indebtedness was approximately $104.1 million in fixed rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2025:

	Payments due during the years ending December 31:
	Total	2025	2026	2027	2028
Debt interest	$16,231,905	$3,903,095	$5,096,626	$4,996,366	$2,235,818
Debt principal	104,124,913	1,385,544	1,952,215	2,052,475	98,734,679
Total contractual obligations	$120,356,818	$5,288,639	$7,048,841	$7,048,841	$100,970,497

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

As of March 31, 2025, our debt consisted of approximately $104.1 million in fixed rate debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2025:

	2025	2026	2027	2028	Total
Fixed rate debt	$1,385,544	$1,952,215	$2,052,475	$98,734,679	$104,124,913
Average interest rate	4.94%	4.94%	4.94%	4.94%	4.94%

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have incurred net income to date and have an accumulated deficit.

We incurred net loss attributable to common stockholders of approximately $1.4 million for the three months ended March 31, 2025. Our accumulated deficit was approximately $63.7 million as of March 31, 2025. Given that (i) we sold our sole remaining student property in 2024 and (ii) due to COVID-19 we terminated our Public Offering, we currently have no plans to acquire any additional properties and our operations will likely not be profitable in 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three months ended March 31, 2025, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit) and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: May 5, 2025	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)