Form 10-Q
period 2025-06-30
Strategic Student & Senior Housing Trust, Inc.
filed 2025-08-08
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

FORM 10-Q

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Student & Senior Housing Trust, Inc. (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; (ii) potential future outbreaks of infectious diseases or other health concerns, which could adversely affect the Company’s business and its tenants; and (iii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to retain our executives and key employees; increased operating costs due to labor market challenges and macroeconomic factors such as inflation; and our ability to oversee the performance of our third party operator.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$12,005,000	$12,005,000
Buildings	153,449,748	153,427,127
Site improvements	2,748,917	2,748,917
Furniture, fixtures and equipment	10,951,965	10,219,773
	179,155,630	178,400,817
Accumulated depreciation	(37,466,381)	(34,727,648)
	141,689,249	143,673,169
Construction in process	1,209,514	228,999
Total real estate facilities, net	142,898,763	143,902,168
Cash and cash equivalents	9,598,440	10,706,237
Restricted cash	1,883,430	1,269,914
Other assets, net	1,679,411	2,163,102
Total assets	$156,060,044	$158,041,421
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$103,263,962	$104,112,955
Accounts payable and accrued liabilities	2,437,299	2,359,753
Due to affiliates	14,880,290	14,314,149
Distributions payable	9,030,813	8,292,215
Total liabilities	129,612,364	129,079,072
Commitments and contingencies (Note 10)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,637,930 and 11,635,430 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11,637	11,634
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at June 30, 2025 and December 31, 2024	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at June 30, 2025 and December 31, 2024	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at June 30, 2025 and December 31, 2024	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at June 30, 2025 and December 31, 2024	167	167
Additional paid-in capital	97,752,698	97,744,690
Distributions	(20,916,048)	(20,916,048)
Accumulated deficit	(64,812,074)	(62,294,326)
Total Strategic Student & Senior Housing Trust, Inc. equity	12,037,667	14,547,404
Noncontrolling interests in our Operating Partnership	(1,106,191)	(1,101,259)
Total equity	10,931,476	13,446,145
Total liabilities, temporary equity, and equity	$156,060,044	$158,041,421

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Leasing and related revenues	$9,324,977	$8,615,846	$18,365,157	$16,991,857
Operating expenses:
Property operating expenses	6,435,165	6,380,861	12,764,714	12,638,261
Property operating expenses – affiliates	513,609	502,928	1,023,306	1,002,320
General and administrative	541,728	713,064	1,067,116	1,145,987
Depreciation	1,379,295	1,335,039	2,742,229	2,657,048
Total operating expenses	8,869,797	8,931,892	17,597,365	17,443,616
Income (loss) from operations	455,180	(316,046)	767,792	(451,759)
Other income (expense):
Interest expense	(1,297,330)	(1,319,794)	(2,586,221)	(2,645,077)
Interest expense – debt issuance costs	(35,526)	(35,525)	(71,050)	(71,050)
Other income (expense)	135,686	(36,413)	105,397	(71,270)
Net loss from continuing operations	(741,990)	(1,707,778)	(1,784,082)	(3,239,156)
Discontinued operations:
Net loss from discontinued operations	—	(1,278,607)	—	(1,969,892)
Net loss	(741,990)	(2,986,385)	(1,784,082)	(5,209,048)
Less: Distributions to preferred unitholders in our Operating Partnership	(373,945)	(352,842)	(738,598)	(700,424)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,141	6,533	4,932	11,633
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(1,113,794)	$(3,332,694)	$(2,517,748)	$(5,897,839)
Net loss per common share attributable to common shareholders - continuing operations:
Net loss per Class A share – basic and diluted	$(0.09)	$(0.15)	$(0.19)	$(0.30)
Net loss per Class T share – basic and diluted	$(0.09)	$(0.15)	$(0.19)	$(0.30)
Net loss per Class W share – basic and diluted	$(0.09)	$(0.15)	$(0.19)	$(0.30)
Net loss per Class Y share – basic and diluted	$(0.09)	$(0.15)	$(0.19)	$(0.30)
Net loss per Class Z share – basic and diluted	$(0.09)	$(0.15)	$(0.19)	$(0.30)
Net loss per common share attributable to common shareholders - discontinued operations:
Net loss per Class A share – basic and diluted	$—	$(0.10)	$—	$(0.15)
Net loss per Class T share – basic and diluted	$—	$(0.10)	$—	$(0.15)
Net loss per Class W share – basic and diluted	$—	$(0.10)	$—	$(0.15)
Net loss per Class Y share – basic and diluted	$—	$(0.10)	$—	$(0.15)
Net loss per Class Z share – basic and diluted	$—	$(0.10)	$—	$(0.15)
Net loss per common share attributable to common shareholders - total:
Net loss per Class A share – basic and diluted	$(0.09)	$(0.25)	$(0.19)	$(0.45)
Net loss per Class T share – basic and diluted	$(0.09)	$(0.25)	$(0.19)	$(0.45)
Net loss per Class W share – basic and diluted	$(0.09)	$(0.25)	$(0.19)	$(0.45)
Net loss per Class Y share – basic and diluted	$(0.09)	$(0.25)	$(0.19)	$(0.45)
Net loss per Class Z share – basic and diluted	$(0.09)	$(0.25)	$(0.19)	$(0.45)
Weighted average Class A shares outstanding – basic and diluted	11,629,317	11,626,872	11,629,249	11,626,776
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,348	1,123,348
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Deficit	Noncontrolling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,729,191	$(17,722,288)	$(80,129,935)	$(109,946)	$(1,130,960)	$(1,240,906)	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(347,582)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,565,145)	(2,565,145)	—	(2,565,145)	347,582	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,100)	(5,100)	—	—
Balance as of March 31, 2024	11,632,930	11,632	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,733,091	(17,722,288)	(82,695,080)	(2,671,191)	(1,136,060)	(3,807,251)	10,165,594	5,350,610
Issuance of Restricted stock	2,500	2		—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(352,842)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,799	—	—	3,799	—	3,799	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,332,694)	(3,332,694)	—	(3,332,694)	352,842	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,533)	(6,533)	—	—
Balance as of June 30, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,736,890	$(17,722,288)	$(86,027,774)	$(6,000,084)	$(1,142,593)	$(7,142,677)	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,744,690	$(20,916,048)	$(62,294,326)	$14,547,404	$(1,101,259)	$13,446,145	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(364,653)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,403,954)	(1,403,954)	—	(1,403,954)	364,653
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,791)	(2,791)	—	—
Balance as of March 31, 2025	11,635,430	11,634	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,748,590	(20,916,048)	(63,698,280)	13,147,350	(1,104,050)	12,043,300	10,165,594	5,350,610
Issuance of Restricted stock	2,500	3		—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(373,945)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	4,108	—	—	4,108	—	4,108	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,113,794)	(1,113,794)	—	(1,113,794)	373,945	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,141)	(2,141)	—	—
Balance as of June 30, 2025	11,637,930	$11,637	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,752,698	$(20,916,048)	$(64,812,074)	$12,037,667	$(1,106,191)	$10,931,476	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,784,082)	$(5,209,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,742,229	2,657,048
Amortization of debt issuance costs	71,050	71,050
Stock based compensation expense related to issuance of restricted stock	8,008	7,699
Discontinued operating activities	—	977,575
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	480,198	29,820
Accounts payable and accrued liabilities	77,546	105,764
Due to affiliates	566,141	496,858
Discontinued operating activities	—	(37,625)
Net cash provided by (used in) operating activities	2,161,090	(900,859)
Cash flows from investing activities:
Additions to real estate facilities	(1,735,328)	(565,396)
Discontinued investing activities	—	(193,341)
Net cash used in investing activities	(1,735,328)	(758,737)
Cash flows from financing activities:
Scheduled principal payments of mortgage loans	(920,043)	(861,188)
Discontinued financing activities	—	4,337,561
Net cash (used in) provided by financing activities	(920,043)	3,476,373
Net change in cash, cash equivalents, and restricted cash	(494,281)	1,816,777
Cash, cash equivalents, and restricted cash, beginning of period	11,976,151	8,288,459
Cash, cash equivalents, and restricted cash, end of period	$11,481,870	$10,105,236
Supplemental disclosures and non-cash transactions:
Cash paid for interest - continuing and discontinued operations	$2,604,378	$4,748,349
Distributions payable to preferred unit holders in our operating partnership	$738,598	$700,424

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 10 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, which suspension included the distribution reinvestment plan, both of which remain suspended as of June 30, 2025. The termination of our Primary Offering occurred on May 1, 2021. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. Through our distribution reinvestment plan, we issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

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

As of June 30, 2025, we owned four senior housing properties. On July 31, 2024, we sold our sole remaining student housing property located in Fayetteville, Arkansas (the “Fayetteville Property”) for $72.25 million. In conjunction with the sale, we repaid the $34.5 million Fayetteville Mortgage Loan and repaid the $25.4 million KeyBank Bridge Loan.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

June 30, 2025, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 7 – Preferred Equity in our Operating Partnership.

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

June 30, 2025

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of June 30, 2025, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

June 30, 2025

(Unaudited)

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

During the six months ended June 30, 2025 and 2024, we did not acquire any properties or incur any acquisition-related transaction costs.

Real Estate Held for Sale

We consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related debt are classified as “real estate held for sale” and “debt related to real estate held for sale,” respectively, in the period when all criteria are met in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on the Company’s consolidated statements of operations, consistent with current accounting guidance. In June 2024, we concluded that the Fayetteville Property qualified as discontinued operations as the property met the criteria of held for sale, and the disposal represented a strategic shift in our business as we no longer own or operate student housing properties. As a result, certain items were reclassified as part of discontinued operations for all periods presented. On July 31, 2024, we sold the Fayetteville Property, which was our sole remaining student housing property.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the six months ended June 30, 2025 and 2024, no impairment losses were recognized.

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

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For each of the three and six months ended June 30, 2025, revenues totaling approximately $0.1 million, are included in “Leasing and related revenues” in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2024, revenues totaling approximately $0.1 million and $0.2 million, respectively, are included in “Leasing and related revenues” in the accompanying consolidated statements of operations.

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of both June 30, 2025 and December 31, 2024, approximately $60,000 was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs from continuing operations are included in property operating expenses and advertising costs from discontinued operations are included in discontinued operations, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.5 million and $0.4 million during the six months ended June 30, 2025, and 2024, respectively.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts included in debt totaled approximately $410,000 as of June 30, 2025 and $480,000 as of December 31, 2024. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. For the three and six months ended June 30, 2025 and 2024, the amounts expensed are included in “Interest expense - debt issuance costs” in the accompanying consolidated statements of operations.

Organization and Offering Costs

Our Advisor funded certain organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs pursuant to our Advisory Agreement.

Please see Note 9 – Related Party Transactions for additional details about such organization and offering costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

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

The table below summarizes the carrying amounts and fair values of fixed rate debt instruments that are not carried at fair value as of June 30, 2025 and December 31, 2024. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2025 and December 31, 2024, we did not have any variable rate debt.

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$101,700,000	$103,676,181	$100,500,000	$104,596,224

As of June 30, 2024, we held an interest rate cash flow hedge to hedge our interest rate exposure (See Note 6 – Derivative Instruments). The valuation of this instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities, as applicable. The fair value of the interest rate cap agreement was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.

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

June 30, 2025

(Unaudited)

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	June 30, 2025	December 31, 2024
Deferred tax liabilities:
Depreciation timing differences	$(90,332)	$(74,197)
Other	(47,036)	—
Total deferred tax liability	(137,368)	(74,197)

Deferred tax assets:
Net operating loss carryovers	7,363,318	6,826,688
Other	172,801	278,136
Total deferred tax assets	7,536,119	7,104,824

Valuation allowance (1)	(7,398,751)	(7,030,627)

Net deferred tax assets	$—	$—

(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

The Company had consolidated pretax net loss from continuing operations of approximately $0.7 million, and $1.7 million for the quarters ended June 30, 2025 and 2024, respectively, with an effective tax rate of 0% for both periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable to the non-taxable REIT income and the full valuation allowance.

As of June 30, 2025, the gross federal net operating losses are approximately $28.6 million. The gross state net operating losses are approximately $39.2 million. The federal net operating losses may be carried forward indefinitely. The state net operating losses expire between 2033 and 2038. The tax years 2021 through 2024 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2025 and December 31, 2024, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Concentration

No single senior resident represents a significant concentration of our revenues. For the month of June 2025, approximately 54% and 46% of our rental income was concentrated in Oregon and Utah, respectively.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net loss attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for each of the three and six months ended June 30, 2025, and June 30, 2024, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for each of the three and six months ended June 30, 2025, and June 30, 2024.

Recently Issued Accounting Guidance

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

Note 3. Discontinued Operations

On June 7, 2024, the Company executed an agreement of purchase and sale with an unaffiliated third party for the sale of the Fayetteville Property, our sole remaining student property. The Fayetteville Property was sold on July 31, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Leasing and related revenues	$—	$1,431,553	$—	$2,870,730
Operating expenses:
Property operating expenses	—	617,514	—	1,246,590
Property operating expenses – affiliates	—	126,256	—	252,711
Depreciation	—	304,451	—	660,286
Total operating expenses	—	1,048,221	—	2,159,587
Other expenses:
Interest expense (1)	—	1,151,689	—	2,075,697
Derivative fair value adjustment (2)	—	147,284	—	147,284
Interest expense - debt issuance costs (3)	—	362,966	—	458,054
Total other expenses	—	1,661,939	—	2,681,035
Net loss from discontinued operations	—	(1,278,607)	—	(1,969,892)

(1)
Includes interest expense related to the Fayetteville JPM Mortgage Loan, Fayetteville Mortgage Loan, and the KeyBank Bridge Loan that are required to be repaid according to the terms of the loan, in conjunction with the sale of the Fayetteville Property.
(2)
On April 10, 2024, in conjunction with the Fayetteville Mortgage Loan refinance, the Company entered into an interest rate cap agreement with a notional amount of $34.5 million, whereby SOFR was capped at 4.25% through the maturity of the Fayetteville Mortgage Loan, that capped the all in rate at 6.5%. We elected not to

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

designate the interest cap as a hedge for GAAP purposes, and changes in the fair value are recorded in discontinued operations.
(3)
Includes interest expense - debt issuance costs related to the Fayetteville JPM Mortgage Loan, Fayetteville Mortgage, and the KeyBank Bridge Loan that are required to be repaid according to the terms of the loan, in conjunction with the sale of the Fayetteville Property.

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table:

	Six Months Ended June 30,
	2025	2024
Adjustments to reconcile discontinued operating activities:
Depreciation	$—	$660,286
Amortization of debt issuance costs	—	170,005
Derivative fair value adjustment	—	147,284
Adjustments to reconcile discontinued operating activities	—	977,575
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Purchase of interest rate cap	—	(366,000)
Other assets	—	(170,117)
Accounts payable and accrued liabilities	—	245,781
Due to affiliates	—	252,711
Net cash provided by discontinued operating activities	—	(37,625)
Cash flows from discontinued investing activities:
Additions to real estate	—	(193,341)
Net cash used in discontinued investing activities	—	(193,341)
Cash flows from discontinued financing activities:
Principal payments of KeyBank Bridge Loans	—	(300,000)
Proceeds from Fayetteville JPM refinance	—	5,000,000
Debt issuance costs	—	(362,439)
Net cash used in discontinued financing activities	$—	$4,337,561

Note 4. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the six months ended June 30, 2025:

Real estate facilities
Balance at December 31, 2024	$178,400,817
Additions	754,813
Balance at June 30, 2025	$179,155,630
Accumulated depreciation
Balance at December 31, 2024	$(34,727,648)
Depreciation expense	(2,738,733)
Balance at June 30, 2025	$(37,466,381)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Note 5. Debt

The Company’s outstanding debt is summarized as follows:

Loan	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Freddie Mac Utah Loans (1)	$43,096,609	$43,509,081	5.06%	2/23/2028
Freddie Mac Courtyard Loan (2)	60,579,572	61,087,143	4.86%	9/1/2028
Debt issuance costs, net	(412,219)	(483,269)
Debt, net	103,263,962	104,112,955

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

The Fayetteville JPM Mortgage Loan had a term of seven years and required payments of interest only for such period, with the principal balance due upon maturity (July 1, 2024). The Fayetteville JPM Mortgage Loan bore interest at a fixed rate of 4.20%. The Fayetteville JPM Mortgage Loan was prepayable at any time, upon 30 days’ written notice, in whole but not in part, subject to payment of a prepayment penalty. If the prepayment occurs during the last 90 days of the term of the Fayetteville JPM Mortgage Loan, no prepayment penalty was required.

We and H. Michael Schwartz, our Chairman of the board and a director (our “Chairman”), served as non-recourse guarantors pursuant to the terms and conditions of the Fayetteville JPM Mortgage Loan. The Fayetteville JPM Mortgage Loan was repaid and terminated in accordance with the terms of the loan on April 10, 2024 (see “Fayetteville Mortgage Loan” below).

Fayetteville Mortgage Loan

On April 10, 2024, we, through our Operating Partnership, and a property-owning special purpose entity (“Borrower”) wholly-owned by the Operating Partnership, entered into a $34.5 million mortgage loan (the “Fayetteville Mortgage Loan”) with JPMorgan Chase Bank, N.A., a national banking association. The Fayetteville Mortgage Loan repaid and replaced the Company’s existing $29.5 million Fayetteville JPM Mortgage Loan entered into on June 28, 2017. The Fayetteville Mortgage Loan had an initial term of one year with a maturity date of April 9, 2025. The Fayetteville Mortgage Loan required payments of interest only, with the principal balance due upon maturity. The Fayetteville Mortgage Loan bore interest at a rate of the one-month Secured Overnight Financing Rate (“SOFR”) plus 2.25%. In conjunction with the Fayetteville Mortgage Loan, the Company entered into an interest rate cap agreement with a notional amount of $34.5 million, whereby SOFR was capped at 4.25% through the maturity of the Fayetteville Mortgage Loan, and the all-in rate was capped at 6.5%.

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

June 30, 2025

(Unaudited)

Lender”) for the purpose of funding a portion of the aggregate purchase price for the three properties we acquired (Wellington, Cottonwood Creek, and Charleston).

The Freddie Mac Utah Loans have a term of 10 years and an original maturity date of February 23, 2028, with the first two years being interest only and a 30-year amortization schedule thereafter, and bear interest at a fixed rate of 5.06%. The Freddie Mac Utah Loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other Freddie Mac Utah Loans.

The loans contain a number of other customary representations, warranties, borrowing conditions, events of default, affirmative, negative and financial covenants, reserve requirements and other agreements, such as restrictions on our ability to prepay or defease the loans. The Freddie Mac Borrowers maintain separate books and records and their separate assets and credit (including the Wellington, Cottonwood Creek, and Charleston properties) are not available to pay our other debts.

Each Freddie Mac Utah Loan is secured under a multifamily deed of trust, assignment of rents and security agreement from the respective Freddie Mac Borrower in favor of the Freddie Mac Lender, granting a first priority mortgage on the respective property in favor of the Freddie Mac Lender.

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. We are required to maintain a net worth (as defined in the agreements) equal to or greater than $15 million and subsequent to the repayment of the Utah Bridge Loan, a liquidity requirement equal to or greater than $3 million. As of June 30, 2025, we were in compliance with these covenants.

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

The Freddie Mac Courtyard Loan has a term of 10 years and an original maturity date of September 1, 2028, with the first four years being interest only and a 30-year amortization schedule thereafter, and bears interest at a fixed rate of 4.86%. The Freddie Mac Courtyard Loan contains a number of customary representations, warranties, borrowing conditions, events of default, affirmative, negative and financial covenants, reserve requirements and other agreements, such as restrictions on our ability to prepay or defease the loans.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. In accordance with the terms of the loan, when the KeyBank Bridge Loans were repaid in full on July 31, 2024 in conjunction with the sale of the Fayetteville property, the liquidity requirement was reduced to $4.8 million. We are able to further reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of June 30, 2025, we were in compliance with these covenants.

KeyBank Bridge Loans

Beginning with our acquisition of the Fayetteville Property, we entered into various loans with KeyBank National Association (“KeyBank”) in order to fund a portion of the purchase price for our acquisitions. Such loans were in addition to the mortgage loan used to acquire the property, and such loans are with us, through our Operating Partnership, along with our Chairman and an entity controlled by him (the “Initial KeyBank Bridge Borrowers”). On February 23, 2018, the Initial KeyBank Bridge Borrowers and KeyBank entered into a second amended and restated credit agreement (the “Utah Bridge Loan”) in which the Initial KeyBank Bridge Borrowers borrowed $24.5 million for the purpose of funding a portion of the aggregate purchase price for the Wellington, Cottonwood Creek, and Charleston properties. On March 29, 2019, our Sponsor

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

was added as an additional borrower under the Utah Bridge Loan and the Courtyard Bridge Loans (collectively with the Initial KeyBank Bridge Borrowers, the “KeyBank Bridge Borrowers”). See below for a description of the various loans with KeyBank (the “KeyBank Bridge Loans”).

Concurrent with our entry into the Freddie Mac Courtyard Loan, the Initial KeyBank Bridge Borrowers and KeyBank entered into a first credit agreement supplement and amendment (the “Courtyard Bridge Loans”) to the Utah Bridge Loan in order to add additional tranches. Accordingly, each of the Courtyard Bridge Loans and the Utah Bridge Loan were separate loans with separate maturity dates, but they were secured by the same pool of collateral and subject to the same general restrictions, as described within this section.

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2025:

2025	$936,813
2026	1,952,215
2027	2,052,475
2028	98,734,678
Total payments	103,676,181
Debt issuance costs, net	(412,219)
Total	$103,263,962

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
(1)
We elected not to apply hedge accounting and the derivative was terminated in conjunction with the sale of the Fayetteville Property and repayment of the Fayetteville Mortgage Loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations - discontinued operations for the periods presented:

	Gain recognized in consolidated statements of operations for the three months ended June 30,		Location of amounts in the statements of operations	Gain recognized in consolidated statements of operations for the six months ended June 30,
Type	2025	2024		2025	2024
Interest Rate Cap	$-	$84,063	Interest Expense	$-	$84,063

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

The Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. Pursuant to the amendment of the KeyBank Bridge Loans on February 27, 2020, we were restricted from paying distributions on the Preferred Units or redeeming such Preferred Units until the KeyBank Bridge Loans were repaid. The redemption price (“Redemption Price”) for the Preferred Units is equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption.

As of June 30, 2025 and December 31, 2024, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $8.4 million and $7.6 million, respectively, which are included in distributions payable in the accompanying consolidated balance sheets.

Note 8. Segment Disclosures

We historically operated in two reportable business segments: (i) student housing and (ii) senior housing. Our student housing operations consisted of our wholly-owned student housing properties, primarily consisting of month-to-month rental revenue that these student properties produced. Our senior housing operations consist of our wholly-owned senior housing properties, primarily consisting of month-to-month rental revenue and related ancillary revenue that these senior housing properties produce. The reportable segments offer different products and services to different customers and are therefore managed separately. On June 7, 2024, the Company executed an agreement of purchase and sale with an unaffiliated third

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

party for the sale of the Fayetteville Property, our sole remaining student housing property. In June 2024, we concluded that the Fayetteville Property sale qualified as discontinued operations as the property met the criteria of held for sale, and the disposal represents a strategic shift in our business as we will no longer own or operate student housing properties. Please see Note 3 - Discontinued Operations for additional details. On July 31, 2024, the Fayetteville Property was sold. Subsequent to the sale, the Company only operates in a single segment.

The chief operating decision maker (“CODM”) is our chief executive officer. Our CODM and other management regularly evaluate performance based upon net loss from continuing operations. Our CODM uses net loss from continuing operations when making decisions about allocating capital and personnel. On a monthly and quarterly basis, our CODM considers budget-to-actual and period-to-period variances when evaluating company and property performance.

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

The following table summarizes information for the reportable segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Leasing and related revenues	$9,324,977	$8,615,846	$18,365,157	$16,991,857
Operating expenses:
Property operating expenses
Payroll and administrative	4,057,430	3,791,306	7,881,791	7,433,053
Food and related items	514,111	544,914	1,007,011	1,065,606
Third-party property management fees	455,166	420,523	896,465	829,139
Utilities	387,477	437,878	839,846	874,335
Repairs and maintenance	240,606	290,925	500,519	617,640
Property taxes	256,533	246,374	513,062	473,665
Other direct property costs (1)	523,842	648,941	1,126,020	1,344,823
Total property operating expenses	6,435,165	6,380,861	12,764,714	12,638,261
Other operating expenses:
Property operating expenses – affiliates	513,609	502,928	1,023,306	1,002,320
General and administrative	541,728	713,064	1,067,116	1,145,987
Depreciation	1,379,295	1,335,039	2,742,229	2,657,048
Total other operating expenses	2,434,632	2,551,031	4,832,651	4,805,355
Income (loss) from operations	455,180	(316,046)	767,792	(451,759)
Other income (expense):
Interest expense	(1,297,330)	(1,319,794)	(2,586,221)	(2,645,077)
Interest expense – debt issuance costs	(35,526)	(35,525)	(71,050)	(71,050)
Other income (expense)	135,686	(36,413)	105,397	(71,270)
Net loss from continuing operations	$(741,990)	$(1,707,778)	$(1,784,082)	$(3,239,156)
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

June 30, 2025

(Unaudited)

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2025, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

June 30, 2025

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2024 and the six months ended June 30, 2025, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2024 and June 30, 2025:

	Year Ended December 31, 2024			Six Months Ended June 30, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$517,518	$795,548	$—	$281,581	$281,581	$—
Former Transfer Agent expenses	121,126	121,126	—	61,254	61,254	—
Asset management fees	1,494,059	3,089,705	8,998,162	747,030	457,165	9,288,027
Property management oversight fees	524,510	—	3,169,106	276,276	—	3,445,382
Discontinued operations (1)	294,463	294,463	—	—	—	—
Disposition fee	361,250	361,250	—	—	—	—
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-In Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$3,312,926	$4,662,092	$14,314,149	$1,366,141	$800,000	$14,880,290
(1)
Includes asset management fees and property management oversight fees related to the Fayetteville Property classified as discontinued operations.

Please see Note 5 – Debt and Note 7 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of June 30, 2025.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

For the year ended December 31, 2024 and the six months ended June 30, 2025, we did not receive any redemption requests.

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

Overview

Strategic Student & Senior Housing Trust, Inc. was formed on October 4, 2016 and commenced formal operations on June 28, 2017, as discussed below. We were formed under the Maryland General Corporate Law (the “MGCL”) for the purpose of engaging in the business of investing in student housing and senior housing properties and related real estate investments. We elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes beginning with our taxable year ended December 31, 2017.

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

As of June 30, 2025, we owned four senior housing properties.

Senior Housing

As of June 30, 2025, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,561	119	93.7%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,329	112	98.2%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,433	64	93.5%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,853	309	93.9%
Total				$5,472	604	94.6%

(1)
Calculated based on our revenue earned during the six months ended June 30, 2025 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of June 30, 2025.

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

Results of Operations

Overview

During the six months ended June 30, 2025 and 2024, we derived revenues from our continuing operations principally from rents and related fees received from residents of our senior housing properties and to a lesser extent from other services provided at our senior housing properties. In addition, during the six months ended June 30, 2024, we derived revenues from our discontinued operations principally from rents and related fees received from residents of our student housing property. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our properties. Development of any new properties would intensify competition in the markets in which we operate and could negatively impact our results.

Market Conditions

It has been over five years since the World Health Organization declared the COVID-19 coronavirus a pandemic. Although our senior communities have experienced COVID related outbreaks from time to time, we believe our protective and precautionary measures have helped minimize the impact of any outbreak. The near-term outlook for senior housing is positive due to minimal new senior housing supply along with an increased demand for senior housing. However, senior housing is subject to the following risk factors: i) low unemployment, ii) increased competition for quality employees, iii) new regulatory requirements, iv) inflationary pressures on community operating expenses, and v) uncertainty of how tariff related matters will directly impact seniors housing.

Comparison of the Three Months Ended June 30, 2025 and 2024

Leasing and Related Revenues

Leasing and related revenues for the three months ended June 30, 2025 were approximately $9.3 million, as compared to approximately $8.6 million for the three months ended June 30, 2024, an increase of approximately $0.7 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for both of the three months ended June 30, 2025 and 2024 were approximately $6.4 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, real estate taxes, repairs and maintenance, third-party property management fees, and other direct property costs.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the three months ended June 30, 2025 and 2024 were approximately $0.5 million. Property operating expenses - affiliates consists of asset management and property management oversight fees for our senior housing properties due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 were approximately $0.5 million, as compared to approximately $0.7 million for the three months ended June 30, 2024, a decrease of approximately $0.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The decrease was primarily attributable to a decrease in professional and insurance expenses. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2025 was approximately $1.4 million, as compared to approximately $1.3 million for the three months ended June 30, 2024, an increase of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for both of the three months ended June 30, 2025 and 2024 were approximately $1.3 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended June 30, 2025 and 2024 were approximately $35,000. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

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

Comparison of the six Months Ended June 30, 2025 and 2024

Leasing and Related Revenues

Leasing and related revenues for the six months ended June 30, 2025 were approximately $18.4 million, as compared to approximately $17.0 million for the six months ended June 30, 2024, an increase of approximately $1.4 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2025 were approximately $12.8 million, as compared to approximately $12.7 million for the six months ended June 30, 2024, an increase of approximately $0.1 million. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, real estate taxes, repairs and maintenance, third-party property management fees, and other direct property costs.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the six months ended June 30, 2025 and 2024 were approximately $1.0 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 were approximately $1.1 million, as compared to approximately $1.2 million for the six months ended June 30, 2024, a decrease of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The decrease was primarily attributable to an decrease in professional and insurance expenses. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2025 was approximately $2.8 million, as compared to approximately $2.7 million for the six months ended June 30, 2024, an increase of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for both of the six months ended June 30, 2025 and 2024 were approximately $2.6 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

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

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the six months ended June 30, 2025 and 2024, is as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
Net cash flow provided by (used in):
Operating activities	$2,161,090	$(900,859)	$3,061,949
Investing activities	(1,735,328)	(758,737)	(976,591)
Financing activities	(920,043)	3,476,373	(4,396,416)

Cash flows provided by (used in) operating activities for the six months ended June 30, 2025 and 2024 were approximately $2.2 million and ($0.9) million, respectively, a change of approximately $3.1 million. The increase in cash provided by operating activities was primarily the result of an increase in revenue during 2025, which reduced the net loss, and the net loss from discontinued operations during 2024.

Cash flows used in investing activities for the six months ended June 30, 2025 and 2024 were approximately $1.7 million and $0.7 million, respectively, a change of approximately $1.0 million. The increase in cash used in investing activities is primarily the result of the increase in additions to real estate during 2025.

Cash flows (used in) provided by financing activities for the six months ended June 30, 2025 and 2024 were approximately ($0.9) million and $3.5 million, respectively, a change of approximately $4.4 million. The decrease in cash used in financing activities is primarily the result of the net proceeds from the Fayetteville JPM refinance in 2024.

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

We commenced paying distributions in September 2017. From our inception through June 30, 2025, we paid cumulative distributions of approximately $20.5 million, including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $64.8 million, which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $78.1 million.

For the three and six months ended June 30, 2025, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $1.1 million and $2.5 million, respectively. For the three and six months ended June 30, 2024, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $3.3 million and $5.9 million, respectively.

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

Indebtedness

As of June 30, 2025, our total indebtedness was approximately $103.7 million in fixed rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2025:

	Payments due during the years ending December 31:
	Total	2025	2026	2027	2028
Debt interest	$14,934,576	$2,605,766	$5,096,626	$4,996,366	$2,235,818
Debt principal	103,676,181	936,813	1,952,215	2,052,475	98,734,678
Total contractual obligations	$118,610,757	$3,542,579	$7,048,841	$7,048,841	$100,970,496

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

As of June 30, 2025, our debt consisted of approximately $103.7 million in fixed rate debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2025:

	Year Ending December 31,
	2025	2026	2027	2028	Total
Fixed rate debt	$936,813	$1,952,215	$2,052,475	$98,734,678	$103,676,181
Average interest rate	4.94%	4.94%	4.94%	4.94%	4.94%

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have incurred net income to date and have an accumulated deficit.

We incurred a net loss attributable to common stockholders of approximately $2.5 million for the six months ended June 30, 2025. Our accumulated deficit was approximately $64.8 million as of June 30, 2025. Given that (i) we are in our operational stage and (ii) due to COVID-19 we terminated our Public Offering, we currently have no plans to acquire any additional properties, and our operations will likely not be profitable in 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On June 26, 2025, we issued 1,250 shares of restricted stock to each of our independent board members for their services as our directors. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three and six months ended June 30, 2025, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three and Six Months Ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit) and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: August 8, 2025	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)