Form 10-Q
period 2025-09-30
Strategic Student & Senior Housing Trust, Inc.
filed 2025-11-12
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

FORM 10-Q

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

TABLE OF CONTENTS

		Page No.
	Cautionary Note Regarding Forward-Looking Statements	3

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:	4

	Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	5

	Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2025 and 2024 (unaudited)	6

	Consolidated Statements of Equity (Deficit) and Temporary Equity for the Three Months Ended March 31, 2024, June 30, 2024, and September 30, 2024 (unaudited)	7

	Consolidated Statements of Equity and Temporary Equity for the Three Months Ended March 31, 2025, June 30, 2025, and September 30, 2025 (unaudited)	7
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$12,005,000	$12,005,000
Buildings	153,449,748	153,427,127
Site improvements	2,748,917	2,748,917
Furniture, fixtures and equipment	11,256,547	10,219,773
	179,460,212	178,400,817
Accumulated depreciation	(38,860,649)	(34,727,648)
	140,599,563	143,673,169
Construction in process	1,578,614	228,999
Total real estate facilities, net	142,178,177	143,902,168
Cash and cash equivalents	9,793,567	10,706,237
Restricted cash	1,831,400	1,269,914
Other assets, net	1,094,472	2,163,102
Total assets	$154,897,616	$158,041,421
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$102,841,107	$104,112,955
Accounts payable and accrued liabilities	2,967,844	2,359,753
Due to affiliates	14,501,511	14,314,149
Distributions payable	9,414,224	8,292,215
Total liabilities	129,724,686	129,079,072
Commitments and contingencies (Note 10)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,637,930 and 11,635,430 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11,637	11,634
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at September 30, 2025 and December 31, 2024	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at September 30, 2025 and December 31, 2024	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at September 30, 2025 and December 31, 2024	167	167
Additional paid-in capital	97,756,598	97,744,690
Distributions	(20,916,048)	(20,916,048)
Accumulated deficit	(66,088,132)	(62,294,326)
Total Strategic Student & Senior Housing Trust, Inc. equity	10,765,509	14,547,404
Noncontrolling interests in our Operating Partnership	(1,108,783)	(1,101,259)
Total equity	9,656,726	13,446,145
Total liabilities, temporary equity, and equity	$154,897,616	$158,041,421

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Leasing and related revenues	$9,574,551	$8,904,747	$27,939,708	$25,896,604
Operating expenses:
Property operating expenses	6,739,259	6,382,502	19,503,973	19,020,764
Property operating expenses – affiliates	517,351	507,039	1,540,657	1,509,358
General and administrative	462,010	433,022	1,529,122	1,579,009
Depreciation	1,396,015	1,346,149	4,138,244	4,003,198
Total operating expenses	9,114,635	8,668,712	26,711,996	26,112,329
Income (loss) from operations	459,916	236,035	1,227,712	(215,725)
Other income (expense):
Interest expense	(1,301,955)	(1,328,821)	(3,888,176)	(3,973,898)
Interest expense – debt issuance costs	(35,526)	(35,526)	(106,578)	(106,576)
Other income (expense)	(17,674)	(2,424)	87,723	(73,693)
Net loss from continuing operations	(895,239)	(1,130,736)	(2,679,319)	(4,369,892)
Discontinued operations:
Net loss from discontinued operations	—	(378,291)	—	(2,348,183)
Loss on extinguishment of debt	—	(286,719)	—	(286,719)
Gain on sale of real estate, net	—	27,587,961	—	27,587,961
Net income from discontinued operations	—	26,922,951	—	24,953,059
Net income (loss)	(895,239)	25,792,215	(2,679,319)	20,583,167
Less: Distributions to preferred unitholders in our Operating Partnership	(383,411)	(362,077)	(1,122,009)	(1,062,501)
Net loss (income) attributable to the noncontrolling interests in our Operating Partnership	2,592	(50,764)	7,522	(39,131)
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(1,276,058)	$25,379,374	$(3,793,806)	$19,481,535
Net loss per common share attributable to common shareholders - continuing operations:
Net loss per Class A share – basic and diluted	$(0.10)	$(0.11)	$(0.29)	$(0.41)
Net loss per Class T share – basic and diluted	$(0.10)	$(0.11)	$(0.29)	$(0.41)
Net loss per Class W share – basic and diluted	$(0.10)	$(0.11)	$(0.29)	$(0.41)
Net loss per Class Y share – basic and diluted	$(0.10)	$(0.11)	$(0.29)	$(0.41)
Net loss per Class Z share – basic and diluted	$(0.10)	$(0.11)	$(0.29)	$(0.41)
Net income per common share attributable to common shareholders - discontinued operations:
Net income per Class A share – basic and diluted	$—	$2.05	$—	$1.90
Net income per Class T share – basic and diluted	$—	$2.05	$—	$1.90
Net income per Class W share – basic and diluted	$—	$2.05	$—	$1.90
Net income per Class Y share – basic and diluted	$—	$2.05	$—	$1.90
Net income per Class Z share – basic and diluted	$—	$2.05	$—	$1.90
Net income (loss) per common share attributable to common shareholders - total:
Net income (loss) per Class A share – basic and diluted	$(0.10)	$1.94	$(0.29)	$1.49
Net income (loss) per Class T share – basic and diluted	$(0.10)	$1.94	$(0.29)	$1.49
Net income (loss) per Class W share – basic and diluted	$(0.10)	$1.94	$(0.29)	$1.49
Net income (loss) per Class Y share – basic and diluted	$(0.10)	$1.94	$(0.29)	$1.49
Net income (loss) per Class Z share – basic and diluted	$(0.10)	$1.94	$(0.29)	$1.49
Weighted average Class A shares outstanding – basic and diluted	11,631,680	11,629,180	11,630,068	11,627,583
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity (Deficit)	Noncontrolling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2023	11,632,930	$11,632	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,729,191	$(17,722,288)	$(80,129,935)	$(109,946)	$(1,130,960)	$(1,240,906)	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(347,582)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,565,145)	(2,565,145)	—	(2,565,145)	347,582	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,100)	(5,100)	—	—
Balance as of March 31, 2024	11,632,930	11,632	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,733,091	(17,722,288)	(82,695,080)	(2,671,191)	(1,136,060)	(3,807,251)	10,165,594	5,350,610
Issuance of Restricted stock	2,500	2		—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(352,842)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,799	—	—	3,799	—	3,799	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(3,332,694)	(3,332,694)	—	(3,332,694)	352,842	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,533)	(6,533)	—	—
Balance as of June 30, 2024	11,635,430	11,634	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,736,890	(17,722,288)	(86,027,774)	(6,000,084)	(1,142,593)	(7,142,677)	10,165,594	5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(362,077)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net income attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	25,379,374	25,379,374	—	25,379,374	362,077
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,764	50,764	—	—
Balance as of September 30, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,740,790	$(17,722,288)	$(60,648,400)	$19,383,190	$(1,091,829)	$18,291,361	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,744,690	$(20,916,048)	$(62,294,326)	$14,547,404	$(1,101,259)	$13,446,145	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(364,653)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,403,954)	(1,403,954)	—	(1,403,954)	364,653
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,791)	(2,791)	—	—
Balance as of March 31, 2025	11,635,430	11,634	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,748,590	(20,916,048)	(63,698,280)	13,147,350	(1,104,050)	12,043,300	10,165,594	5,350,610
Issuance of Restricted stock	2,500	3		—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(373,945)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	4,108	—	—	4,108	—	4,108	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,113,794)	(1,113,794)	—	(1,113,794)	373,945	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,141)	(2,141)	—	—
Balance as of June 30, 2025	11,637,930	11,637	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,752,698	(20,916,048)	(64,812,074)	12,037,667	(1,106,191)	10,931,476	10,165,594	5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(383,411)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,276,058)	(1,276,058)	—	(1,276,058)	383,411	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,592)	(2,592)	—	—
Balance as of September 30, 2025	11,637,930	$11,637	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,756,598	$(20,916,048)	$(66,088,132)	$10,765,509	$(1,108,783)	$9,656,726	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,679,319)	$20,583,167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,138,244	4,003,198
Amortization of debt issuance costs	106,578	106,576
Stock based compensation expense related to issuance of restricted stock	11,908	11,601
Discontinued operating activities	—	988,364
Discontinued operating activities - loss on extinguishment of debt	—	286,719
Discontinued operating activities - gain on sale of real estate, net	—	(27,587,961)
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	1,063,388	(609,301)
Accounts payable and accrued liabilities	608,091	236,392
Due to affiliates	187,362	(2,002,026)
Discontinued operating activities - changes in assets and liabilities	—	(719,593)
Net cash provided by (used in) operating activities	3,436,252	(4,702,864)
Cash flows from investing activities:
Additions to real estate facilities	(2,409,010)	(774,761)
Discontinued investing activities	—	70,649,776
Net cash (used in) provided by investing activities	(2,409,010)	69,875,015
Cash flows from financing activities:
Scheduled principal payments of mortgage loans	(1,378,426)	(1,292,797)
Discontinued financing activities	—	(55,578,989)
Net cash used in financing activities	(1,378,426)	(56,871,786)
Net change in cash, cash equivalents, and restricted cash	(351,184)	8,300,365
Cash, cash equivalents, and restricted cash, beginning of period	11,976,151	8,288,459
Cash, cash equivalents, and restricted cash, end of period	$11,624,967	$16,588,824
Supplemental disclosures and non-cash transactions:
Cash paid for interest - continuing and discontinued operations	$3,908,208	$6,808,224
Distributions payable to preferred unit holders in our operating partnership	$1,122,009	$1,062,501

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 10 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, which suspension included the distribution reinvestment plan, both of which remain suspended as of September 30, 2025. The termination of our Primary Offering occurred on May 1, 2021. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. Through our distribution reinvestment plan, we issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

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

As of September 30, 2025, we owned four senior housing properties. On July 31, 2024, we sold our sole remaining student housing property located in Fayetteville, Arkansas (the “Fayetteville Property”) for $72.25 million. In conjunction with the sale, we repaid the $34.5 million Fayetteville Mortgage Loan and repaid the $25.4 million KeyBank Bridge Loans.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of September 30, 2025, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 7 – Preferred Equity in our Operating Partnership.

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

September 30, 2025

(Unaudited)

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of September 30, 2025, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

September 30, 2025

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

During the nine months ended September 30, 2025 and 2024, we did not acquire any properties or incur any acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the nine months ended September 30, 2025 and 2024, no impairment losses were recognized.

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

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For the three months ended September 30, 2025 and 2024, revenues totaling approximately $0.1 million, are included in “Leasing and related revenues” in the accompanying consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, revenues totaling approximately $0.2 million and $0.3 million, respectively, are included in “Leasing and related revenues” in the accompanying consolidated statements of operations.

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2025 and December 31, 2024, approximately $40,000 and $60,000, respectively, was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs from continuing operations are included in property operating expenses and advertising costs from discontinued operations are included in discontinued operations, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.7 million and $0.6 million during the nine months ended September 30, 2025, and 2024, respectively.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts included in debt totaled approximately $380,000 as of September 30, 2025 and $480,000 as of December 31, 2024. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. For the three and nine months ended September 30, 2025 and 2024, the amounts expensed are included in “Interest expense - debt issuance costs” in the accompanying consolidated statements of operations.

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

September 30, 2025

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

September 30, 2025

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

The table below summarizes the carrying amounts and fair values of fixed rate debt instruments that are not carried at fair value as of September 30, 2025 and December 31, 2024. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of September 30, 2025 and December 31, 2024, we did not have any variable rate debt.

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$101,500,000	$103,217,798	$100,500,000	$104,596,224

During the nine months ended September 30, 2024, we held an interest rate cash flow hedge to hedge our interest rate exposure (See Note 6 – Derivative Instruments). The valuation of this instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities, as applicable. The fair value of the interest rate cap agreement was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. The interest rate cap was terminated on July 31, 2024, in conjunction with the sale of the Fayetteville Property. The loss incurred on the sale of the interest rate cap was recorded in the statement of discontinued operations as part of “loss on extinguishment of debt”.

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

September 30, 2025

(Unaudited)

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

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	September 30, 2025	December 31, 2024
Deferred tax liabilities:
Depreciation timing differences	$—	$(74,197)
Other	—	—
Total deferred tax liability	—	(74,197)

Deferred tax assets:
Net operating loss carryovers	7,579,732	6,826,688
Depreciation timing differences	185,267	—
Other	342,810	278,136
Total deferred tax assets	8,107,809	7,104,824

Valuation allowance (1)	(8,107,809)	(7,030,627)

Net deferred tax assets	$—	$—

(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not.

The Company had consolidated pretax net loss from continuing operations of approximately $0.9 million, and $1.1 million for the quarters ended September 30, 2025 and 2024, respectively, with an effective tax rate of 0% for both periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable to the non-taxable REIT income and the full valuation allowance.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

As of September 30, 2025, the gross federal net operating losses are approximately $29.3 million. The gross state net operating losses are approximately $40.6 million. The federal net operating losses may be carried forward indefinitely. The state net operating losses expire between 2033 and 2038. The tax years 2021 through 2024 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2025 and December 31, 2024, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. We are currently evaluating the provisions of OBBBA but do not expect it to have a material impact on our Consolidated Financial Statements.

Concentration

No single senior resident represents a significant concentration of our revenues. For the month of September 2025, approximately 53% and 47% of our rental income was concentrated in Oregon and Utah, respectively.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net loss attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for each of the three and nine months ended September 30, 2025, and September 30, 2024, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for each of the three and nine months ended September 30, 2025, and September 30, 2024.

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

September 30, 2025

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Leasing and related revenues	$—	$511,339	$—	$3,382,068
Operating expenses:
Property operating expenses	—	409,713	—	1,656,302
Property operating expenses – affiliates	—	41,752	—	294,463
Depreciation	—	—	—	660,286
Total operating expenses	—	451,465	—	2,611,051
Other expenses:
Interest expense (1)	—	426,318	—	2,502,015
Derivative fair value adjustment (2)	—	—	—	147,284
Interest expense - debt issuance costs (3)	—	11,847	—	469,901
Total other expenses	—	438,165	—	3,119,200
Loss from discontinued operations	—	(378,291)	—	(2,348,183)

Loss on extinguishment of debt (4)	—	(286,719)	—	(286,719)
Gain on sale of real estate, net (5)	—	27,587,961	—	27,587,961
Net income from discontinued operations	—	26,922,951	—	24,953,059

(1)
Includes interest expense related to the Fayetteville JPM Mortgage Loan, Fayetteville Mortgage Loan, and the KeyBank Bridge Loans that were required to be repaid according to the terms of the loan, in conjunction with the sale of the Fayetteville Property.
(2)
On April 10, 2024, in conjunction with the Fayetteville Mortgage Loan refinance, the Company entered into an interest rate cap agreement with a notional amount of $34.5 million, whereby SOFR was capped at 4.25% through the maturity of the Fayetteville Mortgage Loan, that capped the all in rate at 6.5%. We elected not to designate the interest cap as a hedge for GAAP purposes, and changes in the fair value are recorded in discontinued operations. The interest rate cap was settled in conjunction with the sale of the Fayetteville Property.
(3)
Includes interest expense - debt issuance costs related to the Fayetteville JPM Mortgage Loan, Fayetteville Mortgage Loan, and the KeyBank Bridge Loans that were required to be repaid according to the terms of the loan, in conjunction with the sale of the Fayetteville Property.
(4)
Includes the write off of the net debt issuance costs associated with the $34.5 million Fayetteville JPM Loan and the $25.4 million KeyBank Bridge Loans, and the loss on the settlement of the interest rate cap in conjunction with the sale of the Fayetteville Property.
(5)
Relates to the net gain on the sale of the Fayetteville Property, which was sold on July 31, 2024.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table:

	Nine Months Ended September 30,
	2025	2024
Adjustments to reconcile discontinued operating activities:
Depreciation	$—	$660,286
Amortization of debt issuance costs	—	180,794
Derivative fair value adjustment	—	147,284
Adjustments to reconcile discontinued operating activities	—	988,364
Loss on extinguishment of debt	—	286,719
Gain on sale of real estate, net	—	(27,587,961)
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Purchase of interest rate cap	—	(366,000)
Settlement of interest rate cap	—	181,500
Other assets	—	142,242
Accounts payable and accrued liabilities	—	(971,798)
Due to affiliates	—	294,463
Net cash used in changes in assets and liabilities related to discontinued operating activities	—	(719,593)
Cash flows from discontinued investing activities:
Additions to real estate	—	(213,275)
Net proceeds from sale of real estate		70,863,051
Net cash provided by discontinued investing activities	—	70,649,776
Cash flows from discontinued financing activities:
Principal payments of KeyBank Bridge Loans	—	(350,000)
Repayment of Fayetteville JPM Mortgage Loan	—	(29,500,000)
Proceeds from Fayetteville Mortgage Loan	—	34,500,000
Repayment of Fayetteville Mortgage Loan	—	(34,500,000)
Repayment of KeyBank Bridge Loans	—	(25,366,550)
Debt issuance costs	—	(362,439)
Net cash used in discontinued financing activities	$—	$(55,578,989)

Note 4. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the nine months ended September 30, 2025:

Real estate facilities
Balance at December 31, 2024	$178,400,817
Additions	1,059,395
Balance at September 30, 2025	$179,460,212
Accumulated depreciation
Balance at December 31, 2024	$(34,727,648)
Depreciation expense	(4,133,001)
Balance at September 30, 2025	$(38,860,649)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note 5. Debt

The Company’s outstanding debt is summarized as follows:

Loan	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Freddie Mac Utah Loans (1)	$42,888,560	$43,509,081	5.06%	2/23/2028
Freddie Mac Courtyard Loan (2)	60,329,238	61,087,143	4.86%	9/1/2028
Debt issuance costs, net	(376,691)	(483,269)
Debt, net	102,841,107	104,112,955

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

We and our Chairman, served as non-recourse guarantors pursuant to the terms and conditions of the Fayetteville JPM Mortgage Loan. The Fayetteville JPM Mortgage Loan was repaid and terminated in accordance with the terms of the loan on April 10, 2024 (see “Fayetteville Mortgage Loan” below).

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

September 30, 2025

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. We are required to maintain a net worth (as defined in the agreements) equal to or greater than $15 million and subsequent to the repayment of the Utah Bridge Loan, a liquidity requirement equal to or greater than $3 million. As of September 30, 2025, we were in compliance with these covenants.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. In accordance with the terms of the loan, when the KeyBank Bridge Loans were repaid in full on July 31, 2024 in conjunction with the sale of the Fayetteville Property, the liquidity requirement was reduced to $4.8 million. We are able to further reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of September 30, 2025, we were in compliance with these covenants.

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

September 30, 2025

(Unaudited)

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

The KeyBank Bridge Loans were scheduled to mature on August 31, 2019, but through various amendments were extended to June 30, 2025. On July 31, 2024, in conjunction with the sale of the Fayetteville Property we repaid the remaining balance of the KeyBank Bridge Loans and terminated them in accordance with the terms of the loans.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2025:

2025	$478,430
2026	1,952,215
2027	2,052,475
2028	98,734,678
Total payments	103,217,798
Debt issuance costs, net	(376,691)
Total	$102,841,107

Note 6. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we used an interest rate cap as part of our interest rate risk management strategy. We do not use interest rate derivatives for trading or speculative purposes.

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
(1)
We elected not to apply hedge accounting and the derivative was terminated on July 31, 2024 in conjunction with the sale of the Fayetteville Property and repayment of the Fayetteville Mortgage Loan.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations - discontinued operations for the periods presented:

	Gain (loss) recognized in consolidated statements of operations for the three months ended September 30,		Location of amounts in the statements of operations	Gain (loss) recognized in consolidated statements of operations for the nine months ended September 30,
Type	2025	2024		2025	2024
Interest Rate Cap	$—	$—	Interest Expense	$—	$84,063
Loss on extinguishment of debt (1)	—	(37,216)	Loss on extinguishment of debt	—	(37,216)
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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

As of September 30, 2025 and December 31, 2024, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $8.7 million and $7.6 million, respectively, which are included in distributions payable in the accompanying consolidated balance sheets.

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

The following table summarizes information for the reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Leasing and related revenues	$9,574,551	$8,904,747	$27,939,708	$25,896,604
Operating expenses:
Property operating expenses
Payroll and administrative	3,603,480	3,786,928	11,485,271	11,219,981
Food and related items	534,937	492,239	1,541,948	1,557,845
Third-party property management fees	467,657	433,597	1,364,122	1,262,736
Utilities	427,232	474,833	1,267,078	1,349,168
Repairs and maintenance	379,703	318,896	880,222	936,536
Property taxes	260,537	230,416	773,599	704,081
Other direct property costs (1)	1,065,713	645,593	2,191,733	1,990,417
Total property operating expenses	6,739,259	6,382,502	19,503,973	19,020,764
Other operating expenses:
Property operating expenses – affiliates	517,351	507,039	1,540,657	1,509,358
General and administrative	462,010	433,022	1,529,122	1,579,009
Depreciation	1,396,015	1,346,149	4,138,244	4,003,198
Total other operating expenses	2,375,376	2,286,210	7,208,023	7,091,565
Income (loss) from operations	459,916	236,035	1,227,712	(215,725)
Other income (expense):
Interest expense	(1,301,955)	(1,328,821)	(3,888,176)	(3,973,898)
Interest expense – debt issuance costs	(35,526)	(35,526)	(106,578)	(106,576)
Other income (expense)	(17,674)	(2,424)	87,723	(73,693)
Net loss from continuing operations	$(895,239)	$(1,130,736)	$(2,679,319)	$(4,369,892)
(1)
Primarily includes property insurance, advertising expense, and other miscellaneous direct property costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

independent directors considered in arriving at the conclusion that the excess expenses were justified. As of September 30, 2025, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2024 and the nine months ended September 30, 2025, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2024 and September 30, 2025:

	Year Ended December 31, 2024			Nine Months Ended September 30, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$517,518	$795,548	$—	$434,502	$434,502	$—
Former Transfer Agent expenses	121,126	121,126	—	62,203	62,203	—
Asset management fees	1,494,059	3,089,705	8,998,162	1,120,545	1,353,295	8,765,412
Property management oversight fees	524,510	—	3,169,106	420,112	—	3,589,218
Discontinued operations (1)	294,463	294,463	—	—	—	—
Disposition fee	361,250	361,250	—	—	—	—
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-In Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$3,312,926	$4,662,092	$14,314,149	$2,037,362	$1,850,000	$14,501,511
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

Our senior housing properties are managed by third-party senior housing operator. Pursuant to the respective property management agreements, we pay a monthly management fee plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances, we may pay a construction management fee for certain construction management services. Additionally, such operator may be entitled to a performance based incentive fee, based on the performance of the property. The property management agreements have an original term of three to five years and automatically renew for successive one-year periods thereafter, unless we or the operator provide prior written notice at least 180 days prior to the expiration of the term. The agreements are also subject to customary termination provisions including a termination fee if the agreement is terminated in certain circumstances.

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

September 30, 2025

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of September 30, 2025.

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

For the year ended December 31, 2024 and the nine months ended September 30, 2025, we did not receive any redemption requests.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

As of September 30, 2025, we owned four senior housing properties.

Senior Housing

As of September 30, 2025, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,580	119	99.2%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,402	112	94.2%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,460	64	98.7%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,856	309	94.6%
Total				$5,492	604	95.9%

(1)
Calculated based on our revenue earned during the nine months ended September 30, 2025 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of September 30, 2025.

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

Results of Operations

Overview

During the nine months ended September 30, 2025 and 2024, we derived revenues from our continuing operations principally from rents and related fees received from residents of our senior housing properties and to a lesser extent from other services provided at our senior housing properties. In addition, during the nine months ended September 30, 2024, we derived revenues from our discontinued operations principally from rents and related fees received from residents of our student housing property. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

Comparison of the Three Months Ended September 30, 2025 and 2024

Leasing and Related Revenues

Leasing and related revenues for the three months ended September 30, 2025 were approximately $9.6 million, as compared to approximately $8.9 million for the three months ended September 30, 2024, an increase of approximately $0.7 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2025 were approximately $6.7 million, as compared to approximately $6.4 million for the three months ended September 30, 2024, an increase of approximately $0.3 million. The increase is primarily attributable to occupancy related property operating expense increases. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, real estate taxes, repairs and maintenance, third-party property management fees, and other direct property costs.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the three months ended September 30, 2025 and 2024 were approximately $0.5 million. Property operating expenses - affiliates consists of asset management and property management oversight fees for our senior housing properties due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 were approximately $0.5 million, as compared to approximately $0.4 million for the three months ended September 30, 2024, an increase of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The increase was primarily attributable to an increase in our transfer agent expense. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2025 was approximately $1.4 million, as compared to approximately $1.3 million for the three months ended September 30, 2024, an increase of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for both of the three months ended September 30, 2025 and 2024 were approximately $1.3 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended September 30, 2025 and 2024 were approximately $35,000. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Income from Discontinued Operations

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

Comparison of the Nine Months Ended September 30, 2025 and 2024

Leasing and Related Revenues

Leasing and related revenues for the nine months ended September 30, 2025 were approximately $27.9 million, as compared to approximately $25.9 million for the nine months ended September 30, 2024, an increase of approximately $2.0 million. The increase is primarily attributable to an increase in both occupancies and rates at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2025 were approximately $19.5 million, as compared to approximately $19.0 million for the nine months ended September 30, 2024, an increase of approximately $0.5 million. The increase is primarily attributable to occupancy related property operating expense increases. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, real estate taxes, repairs and maintenance, third-party property management fees, and other direct property costs.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the nine months ended September 30, 2025 and 2024 were approximately $1.5 million. Property operating expenses - affiliates consists of asset management and property management oversight fees due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 were approximately $1.5 million, as compared to approximately $1.6 million for the nine months ended September 30, 2024, a decrease of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The decrease is primarily attributable to lower professional expenses, legal expenses, and directors’ and officers’ insurance expenses. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2025 was approximately $4.1 million, as compared to approximately $4.0 million for the nine months ended September 30, 2024, an increase of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties.

Interest Expense

Interest expense for the nine months ended September 30, 2025 was approximately $3.9 million, as compared to approximately $4.0 million for the nine months ended September 30, 2024, a decrease of approximately $0.1 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the nine months ended September 30, 2025 and 2024 were approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Income from Discontinued Operations

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

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the nine months ended September 30, 2025 and 2024, is as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Net cash flow provided by (used in):
Operating activities	$3,436,252	$(4,702,864)	$8,139,116
Investing activities	(2,409,010)	69,875,015	(72,284,025)
Financing activities	(1,378,426)	(56,871,786)	55,493,360

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2025 and 2024 were approximately $3.4 million and ($4.7) million, respectively, a change of approximately $8.1 million. The increase in cash provided by operating activities was primarily the result of an increase in revenue during 2025, which reduced the net loss, and the net loss from discontinued operations during 2024.

Cash flows (used in) provided by investing activities for the nine months ended September 30, 2025 and 2024 were approximately ($2.4) million and $69.9 million, respectively, a change of approximately $72.3 million. The increase in cash used in investing activities is primarily the result of the increase in additions to real estate during 2025, and the net proceeds from the sale of the Fayetteville Property in July 2024.

Cash flows used in financing activities for the nine months ended September 30, 2025 and 2024 were approximately $1.4 million and $56.9 million, respectively, a change of approximately $55.5 million. The decrease in cash used in financing activities is primarily the result of the discontinued financing activities related to the repayment of the $34.5 million Fayetteville Mortgage Loan and the $25.4 million KeyBank Bridge Loans in conjunction with the sale of the Fayetteville Property in July 2024.

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

We commenced paying distributions in September 2017. From our inception through September 30, 2025, we paid cumulative distributions of approximately $20.5 million, including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $66.1 million, which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $79.5 million.

For the three and nine months ended September 30, 2025, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $1.3 million and $3.8 million, respectively. For the three and nine months ended September 30, 2024, we did not declare or pay any distributions and had a net income attributable to our common stockholders of approximately $25.4 million and $19.5 million, respectively.

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

Indebtedness

As of September 30, 2025, our total indebtedness was approximately $103.2 million in fixed rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2025:

	Payments due during the years ending December 31:
	Total	2025	2026	2027	2028
Debt interest	$13,628,754	$1,299,944	$5,096,626	$4,996,366	$2,235,818
Debt principal	103,217,798	478,430	1,952,215	2,052,475	98,734,678
Total contractual obligations	$116,846,552	$1,778,374	$7,048,841	$7,048,841	$100,970,496

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

As of September 30, 2025, our debt consisted of approximately $103.2 million in fixed rate debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2025:

	Year Ending December 31,
	2025	2026	2027	2028	Total
Fixed rate debt	$478,430	$1,952,215	$2,052,475	$98,734,678	$103,217,798
Average interest rate	4.94%	4.94%	4.94%	4.94%	4.94%

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have incurred net income to date and have an accumulated deficit.

We incurred a net loss attributable to common stockholders of approximately $3.8 million for the nine months ended September 30, 2025. Our accumulated deficit was approximately $66.1 million as of September 30, 2025. Given that (i) we are in our operational stage and (ii) due to COVID-19 we terminated our Public Offering, we currently have no plans to acquire any additional properties, and our operations will likely not be profitable in 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the three and nine months ended September 30, 2025, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three and Nine Months Ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit) and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: November 12, 2025	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)