Form 10-K
period 2025-12-31
Strategic Student & Senior Housing Trust, Inc.
filed 2026-03-20
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 20, 2026, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

•
We have incurred a net loss to date from continuing operations, have an accumulated deficit and our operations will not likely be profitable in 2026.
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
•
The COVID-19 pandemic adversely affected our senior housing properties and increased the costs of operations of such facilities. Other widespread communicable illnesses, such as influenza, or other such epidemics, could have similar adverse effects on our senior housing properties.
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

On March 30, 2020, our board of directors approved the suspension of our distributions which included the distribution reinvestment plan and no shares have been issued subsequently. Through our distribution reinvestment plan, we have issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million. On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 10 – Commitments and Contingencies for additional detail) and the suspension of monthly distributions to our stockholders, both of which remain suspended as of December 31, 2025. The termination of our Primary Offering occurred on May 1, 2021. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 16, 2026, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.37 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2025.

As of December 31, 2025, we owned four senior housing properties, having sold our sole remaining student housing property in July 2024.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our senior housing properties. As of December 31, 2025, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 7 – Preferred Equity in our Operating Partnership.

Other Corporate History

Strategic Asset Management I, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), was the sponsor of our Offerings. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student housing and senior housing. Our Sponsor owns approximately 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

Our student housing properties were managed by a third-party student housing property manager. Our senior housing properties are managed by a third-party senior housing operator. Please see Note 10 – Commitments and Contingencies for additional detail.

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

Business Overview

Historically, we have invested in both income-producing student housing and senior housing properties and related real estate investments. However, on July 31, 2024, we sold our sole remaining student housing property and now own four senior housing properties. We do not presently manage or operate any of our properties. Rather, we rely on a third party senior housing operator for such responsibilities. In addition, our affiliated property manager provides oversight services with respect to such third party senior housing operators. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties and, consequently, we are focusing our efforts on managing our existing properties. The discussion below regarding potential future investments in properties, including the discussions in “Investment Objectives,” “Investment Strategies,” “Joint Venture Investments,” and “Co-Investments in Delaware Statutory Trusts” is qualified by our continued focus on our existing operations.

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

From 2020 to 2022, and to a lesser extent from 2023 to 2025, the COVID-19 pandemic caused senior housing properties to modify their operations, including implementing protective measures intended to ensure the safety and well-being of residents and employees. Many senior housing properties prohibited or severely restricted in-person visitors, which included restricting in-person property tours for prospective residents. Further, enhanced sanitation expenses, acquisition of personal protective equipment, and third party contract services as labor shortages have impacted operating expenses. These factors have had a negative impact on the senior housing industry. For additional detail regarding the impact of COVID-19 on the senior housing industry, refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report.

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

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we initially intended to seek one or more of the following liquidity events within three to five years after termination of the Primary Offering:

•
merge, reorganize, or otherwise transfer our company or its assets to another entity with listed securities;
•
list our shares on a national securities exchange;
•
commence the sale of all of our properties and/or our holding companies and liquidate our company; or
•
otherwise create a liquidity event for our stockholders.

This time frame represented our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. However, as a result of negative effects of COVID-19 on the senior housing industry and the resulting suspension of our Primary Offering in March 2020, and subsequent termination of our Primary Offering, the timing of a potential liquidity event is more uncertain. While the number of sales of senior housing properties increased over the past year, cap rates have yet to meaningfully fall. However, if interest rates decline, we expect this trend to reverse. In the meantime, we will continue to evaluate various options to maximize stockholder value. Our charter does not provide a date for termination of our corporate existence and does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after termination of the Public Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Offerings. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board of directors will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board of directors will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor. However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events in the near term or at all.

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

As of December 31, 2025, we owned four senior housing properties. Primarily as a result of the termination of our Primary Offering, we currently have no plans to acquire any additional senior housing properties.

Our Borrowing Strategy and Policies

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) to make our investments during our Offerings and, at certain times, we contemplated that our debt leverage levels may be temporarily higher. As a result of the suspension of our Primary Offering in March 2020, and subsequent termination of our Primary Offering, our ability to incur additional indebtedness is limited and uncertain. As of December 31, 2025, our debt leverage based on purchase price was approximately 57%.

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

Co-Investments with Delaware Statutory Trusts

Persons selling real estate held for investment often seek to reinvest the proceeds of that sale in another real estate investment in an effort to obtain favorable tax treatment under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), referred to as like-kind exchanges. Our Sponsor and its affiliates have sponsored Delaware statutory trusts (“DSTs”), which permit investors to effectuate like-kind exchanges under Section 1031 of the Code.

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

Risks Related to an Investment in Strategic Student & Senior Housing Trust, Inc.

We have incurred a net loss from continuing operations to date, have an accumulated deficit and our operations will not likely be profitable in 2026.

We incurred net loss from continuing operations of approximately $4.3 million for the fiscal year ended December 31, 2025. Our accumulated deficit was approximately $68.1 million as of December 31, 2025. Given that (i) we sold our sole remaining student property in 2024 and (ii) due to COVID-19, we terminated our Public Offering, we currently have no plans to acquire any additional properties, and our operations will likely not be profitable in 2026.

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

On January 16, 2026, our board of directors approved an estimated net asset value per share of $6.37 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2025. Our board of directors approved this estimated net asset value per share pursuant to rules promulgated by FINRA. When determining the estimated net asset value per share, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated net asset value per share; provided, however, that the determination of the estimated net asset value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

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

In determining our estimated net asset value per share, we primarily relied upon a valuation of our portfolio of properties as of September 30, 2025. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

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

In the past, we have made distributions from sources other than cash flow from operations, including borrowings and net proceeds from our Offerings. In the event we resume distributions in the future, but do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. It is likely that some or all of the distributions we have made and that we make in the future represented or will represent a return of capital to our stockholders. For the year ended December 31, 2025, we did not make any distributions. For the year ended December 31, 2024, we paid a one-time capital gain distribution in connection with the sale of our Fayetteville Property in July 2024. For the year ended December 31, 2023, we did not make any distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. Payment of distributions from sources other than cash flow from operations would reduce our stockholders’ overall returns and constitute a return of capital. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

As of December 31, 2025, our total indebtedness was approximately $102.7 million, which is fixed rate debt that matures in 2028. We do not anticipate obtaining any future bridge financing to fund property acquisitions. If an event of default were to occur, we may need to continue seeking to raise capital through asset sales or strategic financing transactions, potentially on unfavorable terms, but there is no assurance as to the certainty or timing of any such transactions. Any such consequences could negatively affect our results of operations, financial condition, cash flows, and asset valuations.

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

The preferred units of limited partnership interests in our Operating Partnership (“Preferred Units”) are held by a subsidiary of our Sponsor and rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of such Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on such Preferred Units are cumulative and are payable monthly. The Preferred Units are entitled to receive distributions at a rate of 9% per annum on a specified liquidation amount and have a liquidation preference in the event of our involuntary liquidation, dissolution, or winding up of the affairs of our Operating Partnership (a “liquidation”), which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our common stockholders. As of December 31, 2025, our Operating Partnership had approximately $10.2 million of Preferred Units outstanding and cumulative preferred distributions payable totaling approximately $9.1 million.

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

Our Advisor and its affiliates has performed services for us in connection with the offer and sale of our shares and the selection and acquisition of our investments, and will continue to perform oversight of the management of our properties. We have accrued and paid substantial fees for these services, which will reduce the amount of cash available for distribution to stockholders. In addition, we may be required to pay the contingent acquisition fees if we terminate the Advisory Agreement with our Advisor. Payment of these fees to our Advisor and its affiliates will reduce cash available for distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase in the future without stockholder approval if such increase is approved by a majority of our independent directors.

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

Our third party senior housing operator manages or operates other properties in addition to ours. If a negative event were to occur with respect to such properties or with respect to the third party senior housing operator, our properties may suffer adverse consequences as a result. Our third party senior housing operator may have to devote significant time to management of a crisis event at another property that they manage or operate, which could cause them to devote less time and fewer resources to our property than is necessary or appropriate. If our third party senior housing operator were to face significant liabilities associated with their business, their ability to satisfy the needs of our properties may be negatively impacted. In addition, if another property managed or operated by our third party senior housing operator were to experience negative publicity, whether due to an outbreak of an illness (such as COVID-19), deaths, significant legal claims, or otherwise, our properties may be adversely impacted as a result of our association with such third party.

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

We intended to use medium-to-high leverage (between 55% to 60% loan to purchase price) and may place other permanent financing on our properties or obtain additional credit facilities or other similar financing. As a result of the suspension of our Public Offering in March 2020 and subsequent termination of our Primary Offering, our ability to incur additional indebtedness is limited and uncertain. As of December 31, 2025, our debt leverage based on purchase price was approximately 57%. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders if distributions are resumed. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

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

As of December 31, 2025, we had two loans outstanding: (i) on February 23, 2018, we, through three property-owning special purpose entities wholly-owned by our operating partnership, entered into the Freddie Mac Utah Loans, and (ii) on August 31, 2018, we, through a property-owning special purpose entity wholly-owned by our operating partnership, entered into the Freddie Mac Courtyard Loan.

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

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2025, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we owned four senior housing properties. See Note 5 of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2025, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,561	119	99.1%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,456	112	96.1%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,470	64	95.3%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,907	309	94.5%
Total				$5,523	604	95.8%

(1)
Calculated based on our revenue earned during the year ended December 31, 2025 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2025.

ITEM 3. LEGAL PROCEEDINGS

(a)
From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2025, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.
(b)
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 20, 2026, we had approximately 11.6 million shares of Class A common stock outstanding, approximately 0.1 million shares of Class T common stock outstanding, approximately 0.1 million shares of Class W common stock outstanding, approximately 1.1 million shares of Class Y common stock outstanding and approximately 0.2 million shares of Class Z common stock outstanding held by a total of approximately 1,600 stockholders of record.

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

Determination of Estimated Per Share Net Asset Value

On January 16, 2026, the board of directors (the “Board”) of Strategic Student & Senior Housing Trust, Inc. (the "Company," "we," "us," "our"), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established our estimated net asset value per share (“Estimated Per Share NAV”) for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $6.37 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2025. We are providing this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Guidelines”).

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

The Committee approved the engagement of Kroll, LLC (“Kroll”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Kroll provided values for our four senior housing properties owned as of September 30, 2025 and a calculation of a range of the estimated value per share of our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares as of September 30, 2025. The scope of work conducted by Kroll was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice. Each of the appraisals was prepared by Kroll personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Kroll to assist management in the allocation of purchase price for its student housing and senior housing property acquisitions and to perform a net asset value calculation for us for the periods ended June 30, 2020 (as Duff & Phelps, LLC, the predecessor to Kroll), December 31, 2021, September 30, 2022, September 30, 2023, and September 30, 2024. Other than its engagement as described herein,

Kroll does not have any direct or indirect material interest in any transaction with us or SSSHT Advisor, LLC, our advisor (our "Advisor"). We do not believe that there are any material conflicts of interest between Kroll, on the one hand, and us or our Advisor, on the other hand. We have agreed to indemnify Kroll against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of the Company’s assets and liabilities, the Committee concluded that the range in estimated value per share of $5.64 to $7.14, with an approximate mid-range value of $6.37, as indicated in the valuation report provided by Kroll (the “Valuation Report”) was reasonable and recommended to the Board that it adopt $6.37 as the Estimated Per Share NAV for the Company’s Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares. The Board unanimously agreed upon the Estimated Per Share NAV of $6.37 recommended by the Committee, which determination is ultimately and solely the responsibility of the Board.

From our inception through March 2020, we paid cumulative cash distributions characterized as return of capital of approximately $10.9 million or approximately $0.83 per common share. For the year ended December 31, 2022, we made a special one-time capital gain cash distribution in connection with the sale of the Tallahassee property of approximately $0.5 million or approximately $0.04 per common share. For the year ended December 31, 2024, we made a special one-time capital gain cash distribution in connection with the sale of the Fayetteville property of approximately $3.2 million or approximately $0.24 per common share, which capital gain distribution was paid to stockholders in December 2024 and, accordingly, was a component of the computation of the Estimated Per Share NAV reported below. Total cash distributions paid from inception through September 30, 2025 total approximately $14.6 million or approximately $1.11 per common share.

The table below sets forth the calculation of our estimated value per share as of September 30, 2025, and the Company's previous estimated value per share as of September 30, 2024:

	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)
Assets
Investments in Real Estate Assets:
Senior Housing Properties	$209,600,000	$203,100,000
Total Market Value	$209,600,000	$203,100,000

Other Assets:
Cash & Cash Equivalents	$9,793,567	$13,842,913
Restricted Cash	1,831,400	2,745,911
Prepaids, Accounts Receivable, and Misc.	1,094,472	1,729,012
Total Other Assets	$12,719,439	$18,317,836

Liabilities
Fair Value of Debt	$101,759,747	$103,168,510
Accounts Payable and Accrued Expenses	2,967,844	2,948,660
Due to Affiliates	14,501,511	13,955,752
Distributions Payable	9,414,224	7,924,760
Preferred Equity	10,165,594	10,165,594
Total Liabilities	$138,808,920	$138,163,276

Net Asset Value (NAV)	$83,510,519	$83,254,560
Number of Shares Outstanding	13,116,478	13,113,977

NAV Allocated to Class A Shares	$74,259,570	$74,030,207
Number of Outstanding Class A Shares(1)	11,663,489	11,660,988
NAV Per Share – Class A	6.37	6.35

NAV Allocated to Class T Shares	$494,054	$492,634
Number of Outstanding Class T shares	77,598	77,598
NAV Per Share – Class T	6.37	6.35

NAV Allocated to Class W Shares	$544,670	$543,104
Number of Outstanding Class W Shares	85,548	85,548
NAV Per Share – Class W	6.37	6.35

NAV Allocated to Class Y Shares	$7,152,184	$7,131,622
Number of Outstanding Class Y Shares	1,123,349	1,123,349
NAV Per Share – Class Y	6.37	6.35

NAV Allocated to Class Z Shares	$1,060,041	$1,056,993
Number of Outstanding Class Z Shares	166,494	166,494
NAV Per Share – Class Z	6.37	6.35

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

Real Estate Properties

We engaged Kroll to provide an appraisal, as of September 30, 2025, of our four senior housing properties (the “Appraised Properties”). Kroll’s opinion of value used in calculating the Estimated Per Share NAV above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of MAI.

The scope of work by Kroll in performing the appraisal of the Appraised Properties included:

•
analyzing the Appraised Properties on solely a desktop basis;
•
studying each of the senior housing markets to measure current market conditions, supply and demand factors, growth patterns, and their effect on the Appraised Properties;
•
utilizing the income approach as the primary indicator of value for each of the Appraised Properties with support from the sales comparison approach;
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

The income approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then capitalized at an appropriate rate to derive an estimate of value (the “direct capitalization method”) or converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows (the “discounted cash flow method”). In the discounted cash flow method, the present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value. The discounted cash flow method is more appropriate for the analysis of investment properties with multiple leases, particularly leases with cancellation clauses or renewal options and especially in volatile markets. The direct capitalization method is normally more appropriate for properties with relatively stable operating histories and expectations. Kroll utilized the discounted cash flow method for all of the Appraised Properties.

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

We acquired the Appraised Properties for an aggregate purchase and development price of approximately $180.5 million. As of September 30, 2025, the total appraised midpoint value of the individual Appraised Properties as provided by Kroll using the valuation method described above was approximately $209.6 million. This represents an approximate 16.1% increase in the total value of the Appraised Properties over the aggregate purchase and development price.

The following summarizes the key assumptions that were used by Kroll to arrive at the midpoint estimated market value of the senior housing properties valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	7.00% to 7.25%	7.09%
Discount rate	8.50% to 8.75%	8.59%
Annual rent growth rate (market)	3.00% to 6.50%	5.13%
Operating expense margin	59.00% to 79.71%	62.25%
Holding period	5 years	N/A

While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $226.0 million. Similarly, an increase in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $203.6 million. Assuming all other factors remain unchanged, a decrease in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $214.1 million. Similarly, an increase in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $205.5 million.

Debt

The estimated value of the aggregate debt was equal to the aggregate amount of all principal balances outstanding as of September 30, 2025. The fair value of the aggregate debt was estimated by Kroll based on a comparison of the contractual terms of our debt instruments against market terms. As of September 30, 2025, the estimated fair value and aggregate amount of all principal balances outstanding of the debt were each approximately $101.8 million, representing a below market debt valuation of approximately $1.5 million.

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

Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2025. The Estimated Per Share NAV per share was based upon 13,116,478 shares of equity interests as of September 30, 2025, which was comprised of (i) 11,663,489 outstanding shares of Class A common stock outstanding, outstanding units in our Operating Partnership, and unvested restricted stock issued to our independent directors, plus (ii) 77,598 outstanding shares of Class T common stock, plus (iii) 85,548 outstanding shares of Class W common stock, plus (iv) 1,123,349 outstanding shares of Class Y common stock, plus (v) 166,494 outstanding shares of Class Z common stock.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not make any distributions during the year ended December 31, 2025. For the year ended December 31, 2024, we made a special one-time distribution in connection with the sale of the Fayetteville Property. We did not make any distributions during the year ended December 31, 2023.

The following table shows the distributions we have paid in cash for the year ended December 31, 2024:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2025, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,284,092
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,284,092

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under our incentive plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. At this time, we have no plans to issue any awards under our incentive plan, except for the granting of restricted stock to our independent directors. As of December 31, 2025, we had approximately 13,090,919 outstanding shares of common stock.

Share Redemption Program

Prior its suspension, our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. During the year ended December 31, 2025, we did not redeem any shares.

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

Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering. As of December 31, 2025, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

On January 16, 2026, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.37 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2025.

As of December 31, 2025 we owned four senior housing properties.

As of December 31, 2025, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,561	119	99.1%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,456	112	96.1%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,470	64	95.3%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	5,907	309	94.5%
Total				$5,523	604	95.8%

(1)
Calculated based on our revenue earned during the year ended December 31, 2025 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of December 31, 2025.

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

We evaluate the consolidation of our investments in VIE's in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a VIE through a means other than voting rights, and, if so, such VIE may be required to be consolidated in our financial statements. Our evaluation of our VIE's under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the VIE's included in our consolidated financial statements may vary based on the estimates and assumptions we use.

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

Results of Operations

Overview

For the years ended December 31, 2025 and 2024, we have derived revenues from our continuing operations principally from rents and related fees received from residents of our senior housing properties and to a lesser extent from other services provided at our senior housing properties. In addition, during the year ended December 31, 2024, we derived revenues from discontinued operations principally from rents and related fees received from residents of our student housing property. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our student housing and senior housing properties. Development of any new student housing or senior housing properties would intensify competition in the markets in which we operate and could negatively impact our results.

Market Conditions

It has been over five years since the World Health Organization declared the COVID-19 coronavirus a pandemic. Although our senior communities have experienced COVID-related outbreaks from time to time, we believe our protective and precautionary measures have helped minimize the impact of any outbreak. The near-term outlook for senior housing is positive due to minimal new senior housing supply along with an increased demand for senior housing.

Comparison of the Years Ended December 31, 2025 and 2024

Leasing and Related Revenues

Leasing and related revenues for the year ended December 31, 2025 were approximately $37.7 million, as compared to approximately $34.9 million for the year ended December 31, 2024, an increase of approximately $2.8 million. The increase is primarily attributable to an increase in both rates and occupancy at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2025 were approximately $26.6 million, as compared to approximately $25.6 million for the year ended December 31, 2024, an increase of approximately $1.0 million. The increase is primarily attributable to occupancy-related property operating expense increases. Such property operating expenses include the cost to operate our senior housing properties, including payroll, food service costs, utilities, real estate taxes, repairs and maintenance, third-party property management fees, and other direct property costs.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for the year ended December 31, 2025 were approximately $2.1 million, as compared to approximately $2.0 million for the year ended December 31, 2024, an increase of approximately $0.1 million. Property operating expenses - affiliates consists of asset management and property management oversight fees, for our senior housing properties, due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were approximately $2.5 million, as compared to approximately $2.2 million for the year ended December 31, 2024. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses, and professional services. The increase is primarily related to an increase in transfer agent and legal expenses. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the year ended December 31, 2025 was approximately $5.6 million, as compared to approximately $5.4 million for the year ended December 31, 2024, an increase of approximately $0.2 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. The increase is primarily attributable to capital improvements completed during the second half of 2024.

Interest Expense

Interest expense for the year ended December 31, 2025 was approximately $5.2 million, as compared to approximately $5.3 million for the year ended December 31, 2024, a decrease of approximately $0.1 million. The decrease is primarily attributable to scheduled principal paydowns on our outstanding debt. Interest expense relates to debt financings used to acquire our senior housing properties. We expect interest expense to fluctuate in future periods commensurate with our future debt levels.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the years ended December 31, 2025 and 2024 was approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our senior properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

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

Comparison of the Years Ended December 31, 2024 and 2023

The results of operations and cash flows for the years ended December 31, 2024 compared to December 31, 2023 were included in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on March 21, 2025.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended
	December 31, 2025	December 31, 2024	Change
Net cash flow provided by (used in):
Operating activities	$3,158,822	$(5,255,348)	$8,414,170
Investing activities	(9,037,613)	69,466,301	(78,503,914)
Financing activities	(1,848,974)	(60,523,261)	58,674,287

Cash flows provided by (used in) operating activities for the years ended December 31, 2025 and 2024 were approximately $3.2 million and approximately ($5.3) million, respectively, a change of approximately $8.4 million. The increase in cash provided by operating activities was primarily the result of an increase in revenue during 2025, which reduced the net loss, and the net loss from discontinued operations during 2024.

Cash flows (used in) provided by investing activities for the years ended December 31, 2025 and 2024 were approximately ($9.0) million and $69.5 million, respectively, a change of approximately ($78.5) million. The increase in cash used in investing activities is primarily the result of our investment in short-term U.S. Treasury Securities, the increase in additions to real estate during 2025, and the net proceeds from the sale of the Fayetteville Property in July 2024.

Cash flows used in financing activities for the years ended December 31, 2025 and 2024 were approximately $1.8 million and $60.5 million, respectively, a change of approximately $58.7 million. The decrease in cash used in financing activities is primarily the result of the discontinued financing activities related to the repayment of the $34.5 million Fayetteville Mortgage Loan and the $25.4 million KeyBank Bridge Loans in conjunction with the sale of the Fayetteville Property in July 2024.

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

The following shows our distributions paid and the sources of such distributions for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
Distributions paid in cash — common stockholders	$—		$3,193,760
Distributions paid in cash — Operating Partnership unitholders	—		6,240
Distributions reinvested	—		—
Total distributions	$—		$3,200,000
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from our offerings	—	0.0%	—	0.0%
Proceeds from sale of asset	—	0.0%	3,200,000	100.0%
Offering proceeds from distribution reinvestment plan	—	0.0%	—	0.0%
Total sources	$—	0.0%	$3,200,000	100.0%

We commenced paying distributions in September 2017. From our inception through December 31, 2025, we paid cumulative distributions of approximately $20.5 million including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $68.1 million which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $81.0 million.

For the year ended December 31, 2024, we made a special one-time distribution in connection with the sale of the Fayetteville Property, and had net income attributable to our common stockholders of approximately $17.8 million. Net income attributable to our common stockholders for the year ended December 31, 2024 includes non-cash depreciation of approximately $6.0 million, but does not include any acquisition related expenses.

For the year ended December 31, 2025, we did not make any distributions, and had a net loss attributable to our common stockholders of approximately $5.8 million. Net loss attributable to our common stockholders for the year ended December 31, 2025 includes non-cash depreciation of approximately $5.6 million, but does not include any acquisition related expenses.

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

Indebtedness

As of December 31, 2025, our total indebtedness was approximately $102.7 million in fixed rate debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness

Long-Term Liquidity and Capital Resources

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2025:

	Payments due during the years ending December 31:
	Total	2026	2027	2028
Debt interest	$12,328,810	$5,096,626	$4,996,366	$2,235,818
Debt principal	102,747,250	1,952,215	2,052,475	98,742,560
Total contractual obligations	$115,076,060	$7,048,841	$7,048,841	$100,978,378

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

As of December 31, 2025, our debt consisted of approximately $102.7 million in fixed rate debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2025:

	2026	2027	2028	Total
Fixed rate debt	$1,952,215	$2,052,475	$98,742,560	$102,747,250
Average interest rate	4.94%	4.94%	4.94%	4.94%

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we are a non-accelerated filer, this report does not include an attestation report of our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2026 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	59	Chairman of the Board and Director	10/2016 – present
John Strockis	68	Chief Executive Officer and President	10/2016 – present
Matt F. Lopez	48	Chief Financial Officer, Treasurer, and Secretary	12/2020 – present
Stephen G. Muzzy	58	Independent Director	2/2018 – present
Brent Chappell	61	Independent Director	2/2018 – present

H. Michael Schwartz. Mr. Schwartz serves as the Chairman of the board and a director. Mr. Schwartz has served as director since our initial formation and served as our Chief Executive Officer from our initial formation through March 2022. Mr. Schwartz also serves as the Chief Executive Officer of our Advisor and Sponsor. He also serves as Chief Executive Officer and President of SmartStop, positions he has held since April 2021 and February 2026, respectively. He previously served as Chief Executive Officer of SmartStop from January 2013 until June 2019 and as Executive Chairman of SmartStop from June 2019 to April 2021. He also served as Chief Executive Officer and Chairman of Strategic Storage Growth Trust II, Inc. (“SSGT II”), a private, non-traded REIT that was sponsored by our Sponsor until June 2019, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in June 2022. Mr. Schwartz serves as Chief Executive Officer, President, and Chairman of Strategic Storage Trust VI, Inc. (“SST VI”), a public non-traded REIT sponsored by an affiliate of our Sponsor, Strategic Storage Growth Trust III, Inc. (“SSGT III”), a private non-traded REIT sponsored by an affiliate of our Sponsor, and Strategic Storage Trust X (“SST X”), a private non-traded REIT sponsored by an affiliate of our Sponsor. He served as Chief Executive Officer of SST IV, a public non-traded self storage REIT that was sponsored by our Sponsor until June 2019, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in March 2021. He served as Chief Executive Officer and Chairman of SSGT, a public non-traded self storage REIT sponsored by our Sponsor, until that company’s merger with and into a wholly-owned subsidiary of SmartStop in January 2019. Mr. Schwartz served as Chief Executive Officer, President, and Chairman of SmartStop Self Storage, Inc. (“SmartStop Self Storage”) from August 2007 until the merger of SmartStop Self Storage with Extra Space Storage, Inc. (“Extra Space”) on October 1, 2015. Since February 2008, Mr. Schwartz has also served as Chief Executive Officer of Strategic Storage Holdings, LLC (“SSH”). Prior to this time, Mr. Schwartz held various roles in the real estate and financial services industries, which includes more than 30 years of real estate, securities, and corporate financial management experience. Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

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

Brent Chappell. Mr. Chappell is one of our independent directors and is the chairman of our nominating and corporate governance committee and compensation committee and a member of our audit committee. Mr. Chappell is also an independent director of SSGT III. He has 38 years of experience in real estate portfolio management and financing, including serving in different roles over the course of 19 years at various healthcare REITs. From July 2017 through May 2022, Mr. Chappell was Executive Vice President – Portfolio Manager at Sabra Health Care REIT, Inc., or Sabra, a REIT focused on leasing healthcare properties to tenants and operators throughout the United States and Canada, a position he has held since July 2017. Prior to Sabra, Mr. Chappell was Senior Vice President of Investment and Portfolio Management at LTC Properties, Inc., or LTC, from June 2014 to June 2017 and a Vice President of Investment and Portfolio Management at LTC from June 2013 to June 2014. LTC is a REIT that invests in senior housing and healthcare properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions, including mezzanine lending. Prior to LTC, Mr. Chappell was Vice President of Portfolio Management at Nationwide Health Properties, Inc., which was acquired by Ventas,

Inc. in June 2011. Mr. Chappell served in that role from March 2006 to February 2012. Nationwide Health Properties, Inc. was a REIT that invested primarily in healthcare real estate in the United States, and Ventas, Inc. is a REIT with investments in the United States, Canada and the United Kingdom. Mr. Chappell currently serves as co-owner and Chief Financial Officer of Synergy Hospice Care, Inc. and, prior to his healthcare REIT experience described above, also served as Director, Asset Management for Pacific Life and in various asset and portfolio management positions for Catellus Development Corporation and The Koll Company. Mr. Chappell graduated with a B.A. in Political Science and Business Administration from the University of California, Los Angeles, has an MBA from the University of California, Irvine, and has a Master of Aging Services Management from the University of Southern California.

We believe Mr. Chappell's extensive experience in real estate portfolio management and financing, particularly in the healthcare industry and at various REITs support his appointment to our Board.

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

A majority of our executive officers are also officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse certain expenses pursuant to our Advisory Agreement. However, as a result of the suspension of our Public Offering in the first quarter of 2020, none of our executive officers’ time was spent on matters connected to our Public Offering during the year ended December 31, 2025, and accordingly, there were no such fees or reimbursements to our Advisor during the fiscal year. During the year ended December 31, 2025, we reimbursed our Sponsor for $266, which is the amount of premiums paid on a life insurance policy our Sponsor has purchased for the benefit of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2025—Director Life Insurance Policies,” below.

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

Director Compensation for the Year Ended December 31, 2025

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$266	$266
Stephen G. Muzzy	$43,250	(3)	$7,938	$—	$—	$—	$533	$51,720
Brent Chappell	$40,750	(4)	$7,938	$—	$—	$—	$533	$49,220

(1) This column represents the full grant date fair value in accordance with FASB ASC Topic 718.

(2) Represents payment of life insurance premiums, as discussed below.

(3) Amount includes total fees earned or paid during the year ended December 31, 2025, of which $2,500 was earned during the year ended December 31, 2025 and paid during 2026.

(4) Amount includes total fees earned or paid during the year ended December 31, 2025, of which $2,000 was earned during the year ended December 31, 2025 and paid during 2026.

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

Cash Compensation to Directors

Beginning on May 1, 2018, the effective date of our public offering (the “Public Offering”), each of our independent directors was entitled to a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attended in person ($2,000 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attended by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the Audit Committee if there was a meeting of such committee). For the year ended December 31, 2025, the directors earned an aggregate of approximately $101,000.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional awards of 1,250 shares of restricted stock to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Mr. Muzzy and Mr. Chappell have each received a total of 12,500 shares of restricted stock of which 9,375 shares had vested as of December 31, 2025. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

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

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2025, there were approximately 1,284,092 shares available for issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

Director Life Insurance Policies

Our Sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2025, we reimbursed our Sponsor for the total premiums paid on such life insurance policies, which was $1,332. Of this amount, $266 was attributed to the policy covering H. Michael Schwartz, $533 was attributed to the policy covering Stephen G. Muzzy and $533 was attributed to the policy covering Brent Chappell. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2025, decisions regarding director compensation were made by our Compensation Committee, consisting of our two independent directors, Messrs. Chappell and Muzzy, with Mr. Chappell serving as Chairman of the Compensation Committee. No member of the Compensation Committee served as an officer or employee of us or any of our affiliates during 2025, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of March 20, 2026, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 13.1 million shares of common stock issued and outstanding as of March 20, 2026.

	Common Stock
	Beneficially Owned(1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
Directors and Executive Officers
H. Michael Schwartz, Chairman of the Board and Director (3)	111.11	*
John Strockis, Chief Executive Officer and President	—	—
Matt F. Lopez, Chief Financial Officer, Treasurer, and Secretary	—	—
Stephen G. Muzzy, Independent Director	9,375.00	*
Brent Chappell, Independent Director	9,375.00	*
All directors and executive officers as a group	18,861.11	*
5% or Greater Stockholders
Comrit Investments 1, LP	1,085,972.85	8.3%

* Represents less than 1% of our outstanding common stock as of March 20, 2026.

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 20, 2026. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

We are or have been a party to agreements giving rise to material transactions between us and our affiliates, including, but not limited to our Advisory Agreement, our Advisor Funding Agreement, our Dealer Manager Agreement with our Former Dealer Manager, our Unit Purchase Agreement, and our Former Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2025. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

Strategic Asset Management I, LLC, our Sponsor, is the sole voting member of our Advisor, SSSHT Advisor, LLC. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

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

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2025.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to our Advisory Agreement, beginning four fiscal quarters after the commencement of our Public Offering, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined therein, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined therein, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2025, our Advisor paid approximately $2.7 million in operating expenses on our behalf, and we reimbursed approximately $2.6 million in operating expenses to our Advisor.

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

In accordance with FINRA rules, in no event will our total underwriting compensation in the Public Offering, including, but not limited to, sales commissions, stockholder servicing fees, the dealer manager fee and expense reimbursements to our Former Dealer Manager and participating broker-dealers, exceed 10% of our gross Public Offering proceeds, in the aggregate. As a result of the termination of our Primary Offering and termination of our Former Dealer Manager, we determined that the aggregate underwriting compensation from all sources would exceed 10% at the termination of the Public Offering. Accordingly, we ceased paying stockholder servicing fee and dealer manager servicing fees in April 2020, pursuant to the terms of the Dealer Manager Agreement. Additionally, as of December 31, 2025, we have not recorded a liability for future payment of the stockholder servicing fee and dealer manager servicing fees. We paid an additional amount of gross Public Offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross Public Offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Public Offering and our organization, but in no event will such amounts exceed 15% of the gross Public Offering proceeds raised by us in the terminated or completed Public Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross Public Offering proceeds.

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

The Preferred Investor did not make any additional investments in the year ended December 31, 2025. As of December 31, 2025, approximately $10.2 million of Preferred Units were outstanding and accrued distributions payable on the Preferred Units totaled approximately $9.1 million.

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

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2025 and 2024 and for the years then ended, please see Note 9 of the Notes to the Consolidated Financial Statements contained in this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2025 and 2024, respectively, are set forth in the table below:

	BDO USA, P.C. for the Year Ended December 31, 2025	BDO USA, P.C. for the Year Ended December 31, 2024
Audit Fees	$261,198	$264,325
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$261,198	$264,325

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

All services rendered by BDO in the years ended December 31, 2025 and 2024 were pre-approved in accordance with the policies set forth above.

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

10.42	Eighth Amendment to Second Amended and Restated Credit Agreement, dated March 13, 2024, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on March 18, 2024, Commission File No. 333-220646
10.43	Pledge and Security Agreement, dated March 13, 2024, incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 18, 2024, Commission File No. 333-220646
19.1	Insider Trading Policy
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
101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Year Ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 20, 2026.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.

By:	/s/ John Strockis
John Strockis
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Strockis	Chief Executive Officer and President	March 20, 2026
John Strockis	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	March 20, 2026
Matt F. Lopez

/s/ H. Michael Schwartz	Chairman of the Board of Directors	March 20, 2026
H. Michael Schwartz

/s/ Stephen G. Muzzy	Independent Director	March 20, 2026
Stephen G. Muzzy

/s/ Brent Chappell	Independent Director	March 20, 2026
Brent Chappell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant intends to furnish a proxy statement to security holders subsequent to the filing of this Annual Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Strategic Student & Senior Housing Trust, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Student & Senior Housing Trust, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity (deficit) and temporary equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Real Estate Facilities for Indicators of Impairment

The Company had total real estate facilities, net of accumulated depreciation, of approximately $142 million as of December 31, 2025. As described in Note 2 to the consolidated financial statements, management evaluates events and circumstances that could indicate that the carrying amounts of the real estate facilities may not be recoverable.

We identified management’s evaluation of changes in events or circumstances that may indicate potential impairment of real estate facilities as a critical audit matter. Significant management judgment is required to identify and evaluate potential indicators of impairment. Auditing these subjective judgments made by management involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Analyzing trends in revenue, property operating expenses, and net operating income by property by comparing the results of the year ended December 31, 2025 with the year ended December 31, 2024.
•
Obtaining and reviewing board minutes to identify any contradictory information.
•
Obtaining independent market data about the relevant industry trends to determine if there are additional potential indicators of impairment.
•
Inquiring of management, certain other employees associated with property operations, and external legal counsel regarding additional property-specific matters that could be indicators of impairment.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Costa Mesa, California

March 20, 2026

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS
Real estate facilities:
Land	$12,005,000	$12,005,000
Buildings	154,792,477	153,427,127
Site improvements	2,748,917	2,748,917
Furniture, fixtures and equipment	11,989,786	10,219,773
	181,536,180	178,400,817
Accumulated depreciation	(40,271,844)	(34,727,648)
	141,264,336	143,673,169
Construction in process	693,744	228,999
Total real estate facilities, net	141,958,080	143,902,168
Cash and cash equivalents	3,010,009	10,706,237
Short-term U.S. Treasury Securities	5,457,705	—
Restricted cash	1,238,377	1,269,914
Other assets	1,253,900	2,163,102
Total assets	$152,918,071	$158,041,421
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$102,406,080	$104,112,955
Accounts payable and accrued liabilities	3,058,840	2,359,753
Due to affiliates	14,445,945	14,314,149
Distributions payable	9,803,013	8,292,215
Total liabilities	129,713,878	129,079,072
Commitments and contingencies (Note 10)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,637,930 and 11,635,430 shares issued and outstanding at December 31, 2025 and 2024, respectively	11,637	11,634
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at December 31, 2025 and 2024	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at December 31, 2025 and 2024	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at December 31, 2025 and 2024	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at December 31, 2025 and 2024	167	167
Additional paid-in capital	97,760,498	97,744,690
Distributions	(20,916,048)	(20,916,048)
Accumulated deficit	(68,058,307)	(62,294,326)
Total Strategic Student & Senior Housing Trust, Inc. equity	8,799,234	14,547,404
Noncontrolling interests in our Operating Partnership	(1,111,245)	(1,101,259)
Total equity	7,687,989	13,446,145
Total liabilities, temporary equity, and equity	$152,918,071	$158,041,421

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Leasing and related revenues	$37,733,555	$34,927,831	$32,592,265
Operating expenses:
Property operating expenses	26,608,000	25,571,941	23,550,735
Property operating expenses – affiliates	2,061,035	2,018,569	1,984,186
General and administrative	2,531,615	2,240,127	2,441,031
Depreciation	5,551,185	5,359,748	5,671,415
Total operating expenses	36,751,835	35,190,385	33,647,367
Income (loss) from operations	981,720	(262,554)	(1,055,102)
Other income (expense):
Interest expense	(5,191,986)	(5,297,133)	(5,368,710)
Interest expense – debt issuance costs	(142,099)	(142,102)	(142,105)
Other - income	89,197	50,236	147,631
Net loss from continuing operations	(4,263,168)	(5,651,553)	(6,418,286)
Discontinued operations:
Net loss from discontinued operations	—	(2,348,183)	(3,335,699)
Loss on extinguishment of debt	—	(286,719)	—
Gain on sale of real estate, net	—	27,587,961	—
Net income (loss) from discontinued operations	—	24,953,059	(3,335,699)
Net income (loss)	(4,263,168)	19,301,506	(9,753,985)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,510,799)	(1,429,956)	(1,341,278)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	9,986	(35,941)	21,688
Net income (loss) attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(5,763,981)	$17,835,609	$(11,073,575)
Net loss per common share attributable to common shareholders - continuing operations:
Net loss per Class A share – basic and diluted	$(0.44)	$(0.54)	$(0.59)
Net loss per Class T share – basic and diluted	$(0.44)	$(0.54)	$(0.59)
Net loss per Class W share – basic and diluted	$(0.44)	$(0.54)	$(0.59)
Net loss per Class Y share – basic and diluted	$(0.44)	$(0.54)	$(0.59)
Net loss per Class Z share – basic and diluted	$(0.44)	$(0.54)	$(0.59)
Net income (loss) per common share attributable to common shareholders - discontinued operations:
Net income (loss) per Class A share – basic and diluted	$—	$1.90	$(0.26)
Net income (loss) per Class T share – basic and diluted	$—	$1.90	$(0.26)
Net income (loss) per Class W share – basic and diluted	$—	$1.90	$(0.26)
Net income (loss) per Class Y share – basic and diluted	$—	$1.90	$(0.26)
Net income (loss) per Class Z share – basic and diluted	$—	$1.90	$(0.26)
Net income (loss) per common share attributable to common shareholders - total:
Net income (loss) per Class A share – basic and diluted	$(0.44)	$1.36	$(0.85)
Net income (loss) per Class T share – basic and diluted	$(0.44)	$1.36	$(0.85)
Net income (loss) per Class W share – basic and diluted	$(0.44)	$1.36	$(0.85)
Net income (loss) per Class Y share – basic and diluted	$(0.44)	$1.36	$(0.85)
Net income (loss) per Class Z share – basic and diluted	$(0.44)	$1.36	$(0.85)
Weighted average Class A shares outstanding – basic and diluted	11,630,475	11,627,985	11,625,584
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

Years Ended December 31, 2025, 2024 and 2023

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity (Deficit)	Non- controlling Interests in our Operating Partnership	Total Equity (Deficit)	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2022	11,630,430	$11,630	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,715,025	$(17,722,288)	$(69,056,360)	$10,949,461	$(1,109,272)	$9,840,189	$10,165,594	$5,350,610
Issuance of restricted stock	2,500	2	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,341,278)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	14,166	—	—	14,166	—	14,166	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(11,073,575)	(11,073,575)	—	(11,073,575)	1,341,278	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,688)	(21,688)	—	—
Balance as of December 31, 2023	11,632,930	11,632	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,729,191	(17,722,288)	(80,129,935)	(109,946)	(1,130,960)	(1,240,906)	10,165,594	5,350,610
Distributions	—	—	—	—	—	—	—	—	—	—	—	(3,193,760)	—	(3,193,760)	—	(3,193,760)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,240)	(6,240)	—	—
Issuance of restricted stock	2,500	2	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,429,956)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	15,499	—	—	15,499	—	15,499	—	—
Net income attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	17,835,609	17,835,609	—	17,835,609	1,429,956	—
Net income attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	35,941	35,941	—	—
Balance as of December 31, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,744,690	$(20,916,048)	$(62,294,326)	$14,547,404	$(1,101,259)	$13,446,145	$10,165,594	$5,350,610
Issuance of restricted stock	2,500	3	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,510,799)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	15,808	—	—	15,808	—	15,808	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(5,763,981)	(5,763,981)	—	(5,763,981)	1,510,799	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,986)	(9,986)	—	—
Balance as of December 31, 2025	11,637,930	$11,637	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,760,498	$(20,916,048)	$(68,058,307)	$8,799,234	$(1,111,245)	$7,687,989	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025, 2024, and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(4,263,168)	$19,301,506	$(9,753,985)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,551,185	5,359,748	5,671,415
Amortization of debt issuance costs	142,099	142,102	142,105
Stock based compensation expense related to issuance of restricted stock	15,808	15,499	14,166
Unrealized gains on short-term U.S. Treasury Securities	(20,200)	—	—
Discontinued operating activities	—	988,364	1,577,522
Discontinued operating activities - loss on extinguishment of debt	—	286,719	—
Discontinued operating activities - gain on sale of real estate, net	—	(27,587,961)	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	902,215	(1,045,586)	368,573
Accounts payable and accrued liabilities	699,087	(352,516)	333,837
Due to affiliates	131,796	(1,643,630)	2,079,111
Discontinued operating activities - changes in assets and liabilities	—	(719,593)	507,028
Net cash provided by (used in) operating activities	3,158,822	(5,255,348)	939,772
Cash flows from investing activities:
Additions to real estate	(3,600,108)	(1,183,475)	(2,367,012)
Purchase of short-term U.S. Treasury Securities	(5,437,505)	—	—
Discontinued investing activities	—	70,649,776	(555,913)
Net cash provided by (used in) investing activities	(9,037,613)	69,466,301	(2,922,925)
Cash flows from financing activities:
Scheduled principal payments of mortgage loans	(1,848,974)	(1,744,272)	(1,672,997)
Distributions paid to common stockholders	—	(3,193,760)	—
Distributions paid to Operating Partnership unitholders	—	(6,240)	—
Discontinued financing activities	—	(55,578,989)	(600,000)
Net cash used in financing activities	(1,848,974)	(60,523,261)	(2,272,997)
Net change in cash, cash equivalents, and restricted cash	(7,727,765)	3,687,692	(4,256,150)
Cash, cash equivalents, and restricted cash, beginning of year	11,976,151	8,288,459	12,544,609
Cash, cash equivalents, and restricted cash, end of year	$4,248,386	$11,976,151	$8,288,459
Supplemental disclosures and non-cash transactions:
Cash paid for interest - continuing and discontinued operations	$5,199,867	$8,118,959	$9,011,353
Additions to real estate and construction in process in accounts payable and accrued liabilities	$—	$—	$26,522
Distributions payable to preferred unit holders in our operating partnership	$1,510,799	$1,429,956	$1,341,278

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 10 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, which suspension included the distribution reinvestment plan, both of which remain suspended as of December 31, 2025. The termination of our Primary Offering occurred on May 1, 2021. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. Through our distribution reinvestment plan, we issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

On January 16, 2026, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $6.37 for our Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2025.

As of December 31, 2025, we owned four senior housing properties. On July 31, 2024, we sold our sole remaining student housing property located in Fayetteville, Arkansas (the “Fayetteville Property”) for $72.25 million. In conjunction with the sale, we repaid the $34.5 million Fayetteville Mortgage Loan and repaid the $25.4 million KeyBank Bridge Loans.

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our student housing and senior housing properties. As of December 31, 2025, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 7 – Preferred Equity in our Operating Partnership.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Other Corporate History

Strategic Asset Management I, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), was the sponsor of our Offerings. Our Sponsor provides real estate advisory, asset management, and property management services. In June 2019, our Sponsor entered into a series of transactions with SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.) (“SmartStop”) in which SmartStop acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of our Sponsor. As a result of the transactions, our Sponsor and its subsidiaries own limited partnership units in the operating partnership of SmartStop, and our Sponsor is now focused primarily on student and senior housing. Our Sponsor owns approximately 97.5% of the economic interests (and 100% of the voting membership interests) of our Advisor and owns 100% of our Property Manager, each as defined below.

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

December 31, 2025

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of December 31, 2025, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the determination if certain entities should be consolidated, and the evaluation of potential impairment of long-lived assets.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Short-Term U.S. Treasury Securities

We have invested our excess cash in short-term U.S. Treasury Securities. Such investments have an original maturity of one year or less, are classified as trading securities, and are carried at fair value on our Consolidated Balance Sheets. Unrealized gains or losses on these trading securities are recognized as a component of "Other-income" in the Consolidated Statements of Operations.

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

During the years ended December 31, 2025 and 2024, we did not acquire any properties or incur any acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2025 and 2024, no impairment losses were recognized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For the years ended December 31, 2025, 2024 and 2023, revenues totaling approximately $0.8 million, $0.4 million, and $0.3 million, respectively, are included in "Leasing and related revenues".

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. For the years ended December 31, 2025 and 2024, approximately $19,000, and $60,000, respectively, was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs from continuing operations are included in property operating expenses, and advertising costs from discontinued operations are included in discontinued operations, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.9 million for the year ended

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

December 31, 2025, approximately $0.8 million for the year ended December 31, 2024, and approximately $0.9 million for the year ended December 31, 2023.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $0.3 million and $0.5 million as of December 31, 2025 and 2024, respectively. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. For the years ended December 31, 2025 and 2024, the amounts expensed are included in “Interest expense - debt issuance costs” in the accompanying consolidated statements of operations.

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

December 31, 2025

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

The table below summarizes the carrying amounts and fair values of fixed rate debt instruments that are not carried at fair value as of December 31, 2025 and 2024. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2025 and 2024, we did not have any variable rate debt.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$101,300,000	$102,747,250	$100,500,000	$104,596,224

The following table summarizes our investment in trading securities, which consist of short-term U.S. Treasury Securities that have an original maturity date of one year or less. The valuation techniques used to measure the fair value of the Company's trading securities are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data (categorized within Level 2 of the fair value hierarchy).

	December 31, 2025
Assets	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Short-term U.S. Treasury Securities	$5,437,505	$20,200	$—	$5,457,705

During the year ended December 31, 2024, we held an interest rate cash flow hedge to hedge our interest rate exposure (See Note 6 – Derivative Instruments). The valuation of this instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities, as applicable. The fair value of the interest rate cap agreement was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. The interest rate cap was terminated on July 31, 2024, in conjunction with the sale of the Fayetteville Property. The loss incurred on the sale of the interest rate cap was recorded in the statement of discontinued operations as part of “loss on extinguishment of debt”.

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

December 31, 2025

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

We did not pay any federal, state, or local income taxes for the years ended December 31, 2025, 2024, and 2023.

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for continuing and discontinuing operations for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31, 2025	Rate
Expected tax at statutory rate	$(895,265)	21%
Non-taxable REIT loss	39,982	-1%
State and local income tax expense - net of federal benefit	—	0%
Other	(90,052)	2%
Change in valuation allowance	945,335	-22%
Total provision	$—	0%

	For the year ended December 31, 2024	Rate
Expected tax at statutory rate	$4,053,316	21%
Non-taxable REIT loss	(4,962,245)	-26%
State and local income tax expense - net of federal benefit	(179,301)	-1%
Change in valuation allowance	1,088,230	6%
Total provision	$—	0%

	For the year ended December 31, 2023	Rate
Expected tax at statutory rate	$(2,048,337)	21%
Non-taxable REIT income	1,439,687	-15%
State and local income tax expense - net of federal benefit	(128,821)	1%
Change in valuation allowance	737,471	-7%
Total provision	$—	0%

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Depreciation timing differences	$—	$(74,197)
Total deferred tax liability	—	(74,197)

Deferred tax assets:
Net operating loss carryovers	7,887,129	6,826,688
Other	324,385	278,136
Total deferred tax assets	8,211,514	7,104,824

Valuation allowance (1)	(8,211,514)	(7,030,627)

Net deferred tax assets	$—	$—

(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not. The valuation allowance for deferred tax assets as of December 31, 2025, and 2024, was approximately $8.2 million and approximately $7.0 million, respectively. The net change in the total valuation allowance was an increase of approximately $1.2 million in 2025 and an increase of approximately $1.1 million in 2024.

The Company had consolidated pretax net loss from continuing operations of approximately $4.3 million, $5.7 million, and $6.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, with an effective tax rate of 0% for all three periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable the non-taxable REIT income and the full valuation allowance.

As of December 31, 2025, the gross federal net operating losses are approximately $30.6 million. The gross state net operating losses are approximately $41.9 million. The state net operating losses expire between 2035 and 2039. The tax years 2021 through 2024 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2025, and 2024, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. The provisions of OBBBA are not expected it to have a material impact on our Consolidated Financial Statements.

Concentration

No single senior resident represents a significant concentration of our revenues. For the month of December 2025, approximately 54% and 46% of our rental income was concentrated in Oregon and Utah, respectively.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for the years ended December 31, 2025, 2024, and 2023, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for each of the years ended December 31, 2025, 2024, and 2023.

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment became effective for fiscal years beginning after December 15, 2024. Accordingly, we adopted this amendment during the year ended December 31, 2025 with no material impact on our consolidated financial statements. Such disclosures have been presented prospectively, in accordance with ASU 2023-09.

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

December 31, 2025

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

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Leasing and related revenues	$—	$3,382,068	$5,076,260
Operating expenses:
Property operating expenses	—	1,656,302	2,679,173
Property operating expenses – affiliates	—	294,463	500,117
Depreciation	—	660,286	1,398,771
Total operating expenses	—	2,611,051	4,578,061
Other expenses:
Interest expense (1)	—	2,502,015	3,655,147
Derivative fair value adjustment (2)	—	147,284	—
Interest expense - debt issuance costs (3)	—	469,901	178,751
Total other expenses	—	3,119,200	3,833,898
Loss from discontinued operations	—	(2,348,183)	(3,335,699)

Loss on extinguishment of debt (4)	—	(286,719)	—
Gain on sale of real estate, net (5)	—	27,587,961	—
Net income (loss) from discontinued operations	—	24,953,059	(3,335,699)
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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Adjustments to reconcile discontinued operating activities:
Depreciation	$—	$660,286	$1,398,771
Amortization of debt issuance costs	—	180,794	178,751
Derivative fair value adjustment	—	147,284	—
Adjustments to reconcile discontinued operating activities	—	988,364	1,577,522
Loss on extinguishment of debt	—	286,719	—
Gain on sale of real estate, net	—	(27,587,961)	—
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Purchase of interest rate cap	—	(366,000)	—
Settlement of interest rate cap	—	181,500	—
Other assets	—	142,242	(11,459)
Accounts payable and accrued liabilities	—	(971,798)	18,370
Due to affiliates	—	294,463	500,117
Net cash (used in) provided by changes in assets and liabilities related to discontinued operating activities	—	(719,593)	507,028
Cash flows from discontinued investing activities:
Additions to real estate	—	(213,275)	(555,913)
Net proceeds from sale of real estate	—	70,863,051	—
Net cash provided by (used in) discontinued investing activities	—	70,649,776	(555,913)
Cash flows from discontinued financing activities:
Principal payments of KeyBank Bridge Loans	—	(350,000)	(600,000)
Repayment of Fayetteville JPM Mortgage Loan	—	(29,500,000)	—
Proceeds from Fayetteville Mortgage Loan	—	34,500,000	—
Repayment of Fayetteville Mortgage Loan	—	(34,500,000)	—
Repayment of KeyBank Bridge Loan	—	(25,366,550)	—
Debt issuance costs	—	(362,439)	—
Net cash used in discontinued financing activities	—	(55,578,989)	(600,000)

Note 4. Real Estate Facilities

The following summarizes the activity in the real estate facilities, excluding construction in process, during the years ended December 31, 2025 and 2024:

Real estate facilities
Balance at December 31, 2023	$177,122,910
Additions	1,277,907
Balance at December 31, 2024	178,400,817
Additions	3,135,363
Balance at December 31, 2025	$181,536,180

Accumulated depreciation
Balance at December 31, 2023	$(29,412,671)
Depreciation expense included in continuing operations	(5,314,977)
Balance at December 31, 2024	(34,727,648)
Depreciation expense included in continuing operations	(5,544,196)
Balance at December 31, 2025	$(40,271,844)

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 5. Debt

The Company’s outstanding debt is summarized as follows:

Loan	December 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Freddie Mac Utah Loans (1)	$42,679,589	$43,509,081	5.06%	2/23/2028
Freddie Mac Courtyard Loan (2)	60,067,661	61,087,143	4.86%	9/1/2028
Debt issuance costs, net	(341,170)	(483,269)
Debt, net	102,406,080	104,112,955

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

December 31, 2025

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. We are required to maintain a net worth (as defined in the agreements) equal to or greater than $15 million and subsequent to the repayment of the Utah Bridge Loan, a liquidity requirement equal to or greater than $3 million. As of December 31, 2025, we were in compliance with these covenants.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and an initial liquidity requirement equal to or greater than $6.32 million. In accordance with the terms of the loan, when the KeyBank Bridge Loans were repaid in full on July 31, 2024 in conjunction with the sale of the Fayetteville Property, the liquidity requirement was reduced to $4.8 million. We are able to further reduce each of the foregoing liquidity requirements by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of December 31, 2025, we were in compliance with these covenants.

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

December 31, 2025

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

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2025:

2026	$1,952,215
2027	2,052,475
2028	98,742,560
Total payments	102,747,250
Debt issuance costs, net	(341,170)
Total	$102,406,080

Note 6. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we used an interest rate cap as part of our interest rate risk management strategy. We do not use interest rate derivatives for trading or speculative purposes.

Interest rate derivatives not designated as hedges for GAAP are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships were recorded in derivative fair value adjustment within our consolidated statements of operations - discontinued operations. Our interest rate cap was terminated on July 31, 2024, in conjunction with the sale of the Fayetteville Property.

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

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations - discontinued operations for the periods presented:

	Location of amounts in the statements of operations	Gain (loss) recognized in consolidated statements of operations for the years ended December 31,
Type		2025	2024	2023
Interest Rate Cap	Interest Expense	$—	$84,063	$—
Loss on extinguishment of debt (1)	Loss on extinguishment of debt	—	(37,216)	—

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

As of December 31, 2025 and 2024, approximately $10.2 million of Preferred Units were outstanding, and distributions payable on the Preferred Units totaled approximately $9.1 million and $7.6 million, respectively, which are included in accrued distributions payable in the accompanying consolidated balance sheets.

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

December 31, 2025

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

The following table summarizes information for the reportable segment for the years ended December 31, 2025, 2024, and 2023:

	Years ended December 31,
	2025	2024	2023
Revenues:
Leasing and related revenues	$37,733,555	$34,927,831	$32,592,265
Operating expenses:
Property operating expenses
Payroll and administrative	15,440,984	15,650,084	14,387,880
Food and related items	2,100,701	2,059,485	1,861,485
Third-party property management fees	1,840,360	1,702,174	1,555,284
Utilities	1,660,373	1,786,813	1,579,789
Repairs and maintenance	1,234,302	1,195,341	1,235,142
Property taxes	1,052,130	963,015	993,298
Other direct property costs (1)	3,279,150	2,215,029	1,937,857
Total property operating expenses	26,608,000	25,571,941	23,550,735
Other operating expenses:
Property operating expenses – affiliates	2,061,035	2,018,569	1,984,186
General and administrative	2,531,615	2,240,127	2,441,031
Depreciation	5,551,185	5,359,748	5,671,415
Total other operating expenses	10,143,835	9,618,444	10,096,632
Income (loss) from operations	981,720	(262,554)	(1,055,102)
Other income (expense):
Interest expense	(5,191,986)	(5,297,133)	(5,368,710)
Interest expense – debt issuance costs	(142,099)	(142,102)	(142,105)
Other (income) loss	89,197	50,236	147,631
Net loss from continuing operations	$(4,263,168)	$(5,651,553)	$(6,418,286)
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

December 31, 2025

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2025, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2025

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2025 and 2024, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2025 and 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$517,518	$795,548	$—	$607,307	$607,307	$—
Former Transfer Agent expenses	121,126	121,126	—	63,454	63,454	—
Asset management fees	1,494,059	3,089,705	8,998,162	1,494,061	1,929,239	8,562,984
Property management oversight fees	524,510	—	3,169,106	566,974	—	3,736,080
Discontinued operations (1)	294,463	294,463	—	—	—	—
Disposition fee	361,250	361,250	—	—	—	—
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-in Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$3,312,926	$4,662,092	$14,314,149	$2,731,796	$2,600,000	$14,445,945
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

Our senior housing properties are managed by a third-party senior housing operator. Pursuant to the respective property management agreements, we pay a monthly management fee plus reimbursement of amounts reasonably incurred in managing the properties, such as employee compensation, marketing costs and certain third-party administrative costs. In certain instances, we may pay a construction management fee for certain construction management services. Additionally, such operator may be entitled to a performance based incentive fee, based on the performance of the property. The property management agreements have an original term of three to five years and automatically renew for successive one year periods thereafter, unless we or the operator provide prior written notice at least 180 days prior to the expiration of the term. The agreements are also subject to customary termination provisions including a termination fee if the agreement is terminated in certain circumstances.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of December 31, 2025.

As a result of our board of directors approving an estimated net asset value per share on January 16, 2026, the per share price for the repurchase of a given class of shares is equal to the then-current estimated net asset value per share for such class of shares; however, as noted elsewhere, our Share Redemption Program is currently suspended.

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

For the years ended December 31, 2025 and 2024, we did not receive any redemption requests.

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

December 31, 2025

rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our advisor pursuant to the Advisory Agreement.

Other Contingencies

From time to time, we are party to legal, regulatory and other proceedings that arise in the ordinary course of our business. In accordance with applicable accounting guidance, management accrues an estimated liability when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued.

We, through our subsidiary, and Integral Senior Living Management, LLC, a former third-party senior living operator (“ISL”) were party to a property management agreement, whereby ISL was engaged to operate and manage certain of our senior housing properties. In February 2023, we terminated the management agreement pursuant to its terms prior to its then-current expiration date of August 31, 2023. Following such termination, ISL submitted a demand for arbitration and statement of claims for breach of contract against us in July 2023, alleging that we prematurely terminated the management agreement and failed to pay certain fees to ISL in connection with such termination.

We, through our subsidiary, are subject to an interim award on liability and damages issued by the American Arbitration Association in the amount of approximately $0.3 million (the “Interim Award”) which was accrued during the year ended December 31, 2023, and is included in our consolidated statements of operations - general and administrative.

Following arbitration proceedings, ISL submitted claims for legal costs incurred through the arbitration process. As of December 31, 2025, the Company determined it is probable that a liability related to these legal costs has been incurred. The Company has accrued an additional approximately $0.4 million for legal costs, which is included in our consolidated statements of operations - general and administrative during the year ended December 31, 2025, which represents the best estimate of our potential liability. While the final settlement amount for legal costs remains in dispute, it is possible that the final settlement could exceed this amount.

Note 11. Subsequent Events

None.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

			Initial Cost to Company				Gross Carrying Amount at December 31, 2025
Description	ST	Encumbrance	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total (3)		Accumulated Depreciation (3)	Date of Construction	Date Acquired
Wellington	UT	$26,122,944	$2,520,000	$43,567,489	$46,087,489	$3,540,034	$2,520,000	$47,107,523	$49,627,523		$(10,894,909)	1999	2/23/2018
Cottonwood Creek	UT	8,495,790	3,026,000	12,327,209	15,353,209	2,440,679	3,026,000	14,767,888	17,793,888		(4,138,659)	1982	2/23/2018
Charleston	UT	8,060,855	763,000	11,533,180	12,296,180	869,570	763,000	12,402,750	13,165,750		(3,190,786)	2005	2/23/2018
Courtyard	OR	60,067,661	5,696,000	77,657,563	83,353,563	17,538,510	5,696,000	95,196,073	100,892,073		(21,994,876)	1992-2019	8/31/2018
Total		$102,747,250	$12,005,000	$145,085,441	$157,090,441	$24,388,793	$12,005,000	$169,474,234	$181,479,234	(1)	$(40,219,230)

(1)
The aggregate cost of real estate for United States federal income tax purposes is $197,613,400.
(2)
Building and improvements include site improvements and furniture, fixtures and equipment.
(3)
Excludes construction in process of approximately $0.7 million, corporate equipment of approximately $57,000, and related accumulated depreciation.

S-30

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025, 2024 and 2023

Activity in real estate facilities during 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Real estate facilities
Balance at beginning of year	$178,400,817	$177,122,910	$228,006,554
Additions - Student	—	—	506,734
Additions - Senior	3,135,363	1,277,907	3,479,545
Real estate reclassified to held for sale	—	—	(54,869,923)
Balance at end of year	$181,536,180	$178,400,817	$177,122,910
Accumulated depreciation
Balance at beginning of year	$(34,727,648)	$(29,412,671)	$(33,485,918)
Depreciation expense included in continuing operations	(5,544,196)	(5,314,977)	(5,671,415)
Depreciation expense included in discontinued operations	—	—	(1,398,771)
Accumulated depreciation reclassified to held for sale	—	—	11,143,433
Balance at end of year	$(40,271,844)	$(34,727,648)	$(29,412,671)
Construction in process
Balance at beginning of year	$228,999	$303,497	$1,762,703
Additions	3,600,108	1,203,409	2,578,105
Assets placed into service	(3,135,363)	(1,277,907)	(3,986,278)
Construction in process held for sale	—	—	(51,033)
Balance at end of year	$693,744	$228,999	$303,497
Real estate held for sale, net	$—	$—	$43,777,523
Real estate held for investment, net	$141,958,080	$143,902,168	$148,013,736

S-31