Form 10-Q
period 2026-03-31
Strategic Student & Senior Housing Trust, Inc.
filed 2026-05-13
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Real estate facilities:
Land	$12,005,000	$12,005,000
Buildings	154,792,477	154,792,477
Site improvements	2,748,917	2,748,917
Furniture, fixtures and equipment	13,017,610	11,989,786
	182,564,004	181,536,180
Accumulated depreciation	(41,728,809)	(40,271,844)
	140,835,195	141,264,336
Construction in process	111,714	693,744
Total real estate facilities, net	140,946,909	141,958,080
Cash and cash equivalents	4,440,994	3,010,009
Short-term U.S. Treasury Securities	4,210,464	5,457,705
Restricted cash	1,626,690	1,238,377
Other assets, net	1,096,299	1,253,900
Total assets	$152,321,356	$152,918,071
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$101,947,470	$102,406,080
Accounts payable and accrued liabilities	3,385,798	3,058,840
Due to affiliates	14,279,290	14,445,945
Distributions payable	10,188,537	9,803,013
Total liabilities	129,801,095	129,713,878
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,637,930 shares issued and outstanding at March 31, 2026 and December 31, 2025	11,637	11,637
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at March 31, 2026 and December 31, 2025	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at March 31, 2026 and December 31, 2025	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at March 31, 2026 and December 31, 2025	167	167
Additional paid-in capital	97,764,398	97,760,498
Distributions	(20,916,048)	(20,916,048)
Accumulated deficit	(68,744,715)	(68,058,307)
Total Strategic Student & Senior Housing Trust, Inc. equity	8,116,726	8,799,234
Noncontrolling interests in our Operating Partnership	(1,112,669)	(1,111,245)
Total equity	7,004,057	7,687,989
Total liabilities, temporary equity, and equity	$152,321,356	$152,918,071

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Leasing and related revenues	$10,223,590	$9,040,180
Operating expenses:
Property operating expenses	6,887,268	6,329,548
Property operating expenses – affiliates	527,002	509,697
General and administrative	401,427	525,387
Depreciation	1,458,607	1,362,934
Total operating expenses	9,274,304	8,727,566
Income from operations	949,286	312,614
Other income (expense):
Interest expense	(1,266,037)	(1,288,891)
Interest expense – debt issuance costs	(35,525)	(35,526)
Other income (expense)	49,968	(30,289)
Net loss	(302,308)	(1,042,092)
Less: Distributions to preferred unitholders in our Operating Partnership	(385,524)	(364,653)
Net loss attributable to the noncontrolling interests in our Operating Partnership	1,424	2,791
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(686,408)	$(1,403,954)
Net loss per common share attributable to common shareholders:
Net loss per Class A share – basic and diluted	$(0.05)	$(0.11)
Net loss per Class T share – basic and diluted	$(0.05)	$(0.11)
Net loss per Class W share – basic and diluted	$(0.05)	$(0.11)
Net loss per Class Y share – basic and diluted	$(0.05)	$(0.11)
Net loss per Class Z share – basic and diluted	$(0.05)	$(0.11)
Weighted average Class A shares outstanding – basic and diluted	11,631,680	11,629,180
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,744,690	$(20,916,048)	$(62,294,326)	$14,547,404	$(1,101,259)	$13,446,145	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(364,653)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,403,954)	(1,403,954)	—	(1,403,954)	364,653
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,791)	(2,791)	—	—
Balance as of March 31, 2025	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,748,590	$(20,916,048)	$(63,698,280)	$13,147,350	$(1,104,050)	$12,043,300	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2025	11,637,930	$11,637	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,760,498	$(20,916,048)	$(68,058,307)	$8,799,234	$(1,111,245)	$7,687,989	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(385,524)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(686,408)	(686,408)	—	(686,408)	385,524
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,424)	(1,424)	—	—
Balance as of March 31, 2026	11,637,930	$11,637	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,764,398	$(20,916,048)	$(68,744,715)	$8,116,726	$(1,112,669)	$7,004,057	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(302,308)	$(1,042,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,458,607	1,362,934
Amortization of debt issuance costs	35,525	35,526
Unrealized gains on short-term U.S. Treasury Securities	(22,746)	—
Stock based compensation expense related to issuance of restricted stock	3,900	3,900
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	155,960	81,519
Accounts payable and accrued liabilities	326,959	291,074
Due to affiliates	(166,655)	152,744
Net cash provided by operating activities	1,489,242	885,605
Cash flows from investing activities:
Additions to real estate	(445,794)	(397,189)
Purchase of short-term U.S. Treasury Securities	(2,703,754)	—
Maturity of short-term U.S. Treasury Securities	3,973,739	—
Net cash (used in) provided by investing activities	824,191	(397,189)
Cash flows from financing activities:
Scheduled principal payments of mortgage loans	(494,135)	(471,311)
Net cash used in financing activities	(494,135)	(471,311)
Net change in cash, cash equivalents, and restricted cash	1,819,298	17,105
Cash, cash equivalents, and restricted cash, beginning of period	4,248,386	11,976,151
Cash, cash equivalents, and restricted cash, end of period	$6,067,684	$11,993,256
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$1,268,144	$1,290,900
Distributions payable to preferred unit holders in our operating partnership	$385,524	$364,653

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, which suspension included the distribution reinvestment plan, both of which remain suspended as of March 31, 2026. The termination of our Primary Offering occurred on May 1, 2021. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. Through our distribution reinvestment plan, we issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

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

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. As of March 31, 2026, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

As of March 31, 2026, we owned four senior housing properties. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our senior housing properties. Our senior housing properties are managed by a third-party senior housing operator. Please see Note 8 – Commitments and Contingencies for additional detail.

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

March 31, 2026

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of March 31, 2026, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Unrealized gains or losses on these trading securities are recognized as a component of “Other-income” in the Consolidated Statements of Operations.

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

During the three months ended March 31, 2026 and 2025, we did not acquire any properties or incur any acquisition-related transaction costs.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the three months ended March 31, 2026 and 2025, no impairment losses were recognized.

Revenue Recognition and Accounts Receivable

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

March 31, 2026

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

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For the three months ended March 31, 2026 and 2025, revenues totaling approximately $0.2 million and $0.1 million, respectively, are included in “Leasing and related revenues” in the accompanying consolidated statements of operations.

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of both March 31, 2026 and December 31, 2025, approximately $20,000, was recorded to allowance for doubtful accounts.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. For both of the three months ended March 31, 2026 and 2025, we incurred advertising costs of approximately $0.2 million.

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

March 31, 2026

(Unaudited)

Depreciation of Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 7 years.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $0.3 million as of March 31, 2026 and December 31, 2025. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. For the three months ended March 31, 2026 and 2025, the amounts expensed are included in “Interest expense - debt issuance costs” in the accompanying consolidated statements of operations.

Organization and Offering Costs

Our Advisor funded certain organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs pursuant to our Advisory Agreement.

Please see Note 7 – Related Party Transactions for additional details about such organization and offering costs.

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

March 31, 2026

(Unaudited)

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

The table below summarizes the carrying amounts and fair values of fixed rate debt instruments that are not carried at fair value as of March 31, 2026 and December 31, 2025. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2026 and December 31, 2025, we did not have any variable rate debt.

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$100,500,000	$102,253,115	$101,300,000	$102,747,250

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

	March 31, 2026
Assets	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Short-term U.S. Treasury Securities	$4,187,114	$23,350	$—	$4,210,464

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

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	March 31, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryovers	$8,042,970	$7,887,129
Other	400,038	324,385
Total deferred tax assets	8,443,008	8,211,514

Valuation allowance (1)	(8,443,008)	(8,211,514)

Net deferred tax assets	$—	$—
(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not. The valuation allowance for deferred tax assets as of March 31, 2026, and December 31, 2025,

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

was approximately $8.4 million and approximately $8.2 million, respectively. The net change in the total valuation allowance was an increase of approximately $0.2 million in 2026.

The Company had consolidated pretax net loss of approximately $0.3 million, and $1.0 million for the quarters ended March 31, 2026, and 2025, respectively, with an effective tax rate of 0% for both periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable to the non-taxable REIT income and the full valuation allowance.

As of March 31,2026, the gross federal net operating losses are approximately $31.2 million. The gross state net operating losses are approximately $42.9 million. The state net operating losses expire between 2035 and 2039. The tax years 2021 through 2024 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2026, and December 31, 2025, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. The provisions of OBBBA do not have a material impact on our Consolidated Financial Statements.

Concentration

No single senior resident represents a significant concentration of our revenues. For the month of March 2026, approximately 56% and 44% of our rental income was concentrated in Oregon and Utah, respectively.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for each of the three months ended March 31, 2026, and 2025, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for each of the three months ended March 31, 2026, and 2025.

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the three months ended March 31, 2026:

Real estate facilities
Balance at December 31, 2025	$181,536,180
Additions	1,027,824
Balance at March 31, 2026	$182,564,004
Accumulated depreciation
Balance at December 31, 2025	$(40,271,844)
Depreciation expense	(1,456,965)
Balance at March 31, 2026	$(41,728,809)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date
Freddie Mac Utah Loans (1)	$42,458,255	$42,679,589	5.06%	2/23/2028
Freddie Mac Courtyard Loan (2)	59,794,860	60,067,661	4.86%	9/1/2028
Debt issuance costs, net	(305,645)	(341,170)
Debt, net	101,947,470	102,406,080

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

March 31, 2026

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. We are required to maintain a net worth (as defined in the agreements) equal to or greater than $15 million and subsequent to the repayment of the Utah Bridge Loan, a liquidity requirement equal to or greater than $3 million. As of March 31, 2026, we were in compliance with these covenants.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and a liquidity requirement equal to or greater than $4.8 million. We are able to further reduce the foregoing liquidity requirement by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of March 31, 2026, we were in compliance with these covenants.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2026:

2026	$1,458,080
2027	2,052,475
2028	98,742,560
Total payments	102,253,115
Debt issuance costs, net	(305,645)
Total	$101,947,470

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

As of March 31, 2026 and December 31, 2025, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $9.5 million and $9.1 million, respectively, which are included in distributions payable in the accompanying consolidated balance sheets.

Note 6. Segment Disclosures

We operate in one reportable business segment, senior housing. Our senior housing operations consist of our wholly-owned senior housing properties, primarily consisting of month-to-month rental revenue and related ancillary revenue that these senior housing properties produce.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The chief operating decision maker (“CODM”) is our chief executive officer. Our CODM and other management regularly evaluate performance based upon net income (loss) from continuing operations. Our CODM uses net income (loss) when making decisions about allocating capital and personnel. On a monthly and quarterly basis, our CODM considers budget-to-actual and period-to-period variances when evaluating company and property performance.

Reportable segment asset information is not provided to the CODM as the CODM does not use segment asset information to evaluate the business and allocate resources. For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, accounts payable and accrued liabilities, and debt are associated with the senior housing.

The following table summarizes information for the reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues:
Leasing and related revenues	$10,223,590	$9,040,180
Operating expenses:
Property operating expenses
Payroll and administrative	4,165,529	3,824,360
Food and related items	504,386	492,900
Third-party property management fees	496,468	441,300
Utilities	439,288	452,370
Repairs and maintenance	261,431	259,914
Property taxes	267,458	256,529
Other direct property costs (1)	752,708	602,175
Total property operating expenses	6,887,268	6,329,548
Other operating expenses:
Property operating expenses – affiliates	527,002	509,697
General and administrative	401,427	525,387
Depreciation	1,458,607	1,362,934
Total other operating expenses	2,387,036	2,398,018
Income from operations	949,286	312,614
Other income (expense):
Interest expense	(1,266,037)	(1,288,891)
Interest expense – debt issuance costs	(35,525)	(35,526)
Other income (expense)	49,968	(30,289)
Net loss	$(302,308)	$(1,042,092)
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

March 31, 2026

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2026, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

March 31, 2026

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2025 and the three months ended March 31, 2026, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2025 and March 31, 2026:

	Year Ended December 31, 2025			Three Months Ended March 31, 2026
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$607,307	$607,307	$—	$156,343	$156,343	$—
Former Transfer Agent expenses	63,454	63,454	—	—	—	—
Asset management fees	1,494,061	1,929,239	8,562,984	373,515	693,657	8,242,842
Property management oversight fees	566,974	—	3,736,080	153,487	—	3,889,567
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-In Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$2,731,796	$2,600,000	$14,445,945	$683,345	$850,000	$14,279,290

Please see Note 4 – Debt and Note 5 – Preferred Equity in our Operating Partnership for detail regarding additional related party transactions.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Note 8. Commitments and Contingencies

Property Management

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of March 31, 2026.

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

March 31, 2026

(Unaudited)

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

For the year ended December 31, 2025 and the three months ended March 31, 2026, we did not receive any redemption requests.

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

Note 9. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report, as well as with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On January 27, 2017, pursuant to a confidential private placement memorandum, we commenced a private offering of shares of our common stock (the “Primary Private Offering”) and shares of common stock pursuant to our distribution reinvestment plan (together with the Primary Private Offering, the “Private Offering”). Our Private Offering terminated on March 15, 2018. We raised offering proceeds of approximately $91.5 million from the issuance of approximately 10.7 million shares pursuant to the Private Offering. Please see the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. Upon the commencement of our Public Offering, discussed below, and the filing of the articles of amendment to our charter, all outstanding common stock was redesignated as Class A common stock.

On May 1, 2018, we commenced a public offering of common shares for sale to the public (the “Primary Offering”) and common shares for sale pursuant to our distribution reinvestment plan (together with the Primary Offering, the “Public Offering,” and collectively with the Private Offering, the “Offerings”), consisting of three classes of shares: Class A shares, Class T shares, and Class W shares.

On June 21, 2019, we suspended the sale of Class A shares, Class T shares, and Class W shares in the Primary Offering and filed a post-effective amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On July 10, 2019, the amendment to our Registration Statement was declared effective by the SEC. Also on July 10, 2019, we filed articles supplementary to our charter which reclassified certain authorized and unissued shares of our common stock into Class Y shares and Class Z shares and began offering those shares to the public in connection with our Public Offering.

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. On March 30, 2020, our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders. Primarily as a result of the suspension and subsequent termination of our Primary Offering on May 1, 2021, we currently do not have the equity capital needed to acquire additional properties and, consequently, we are focusing our efforts on managing our existing properties.

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

As of March 31, 2026, we owned four senior housing properties.

Senior Housing

As of March 31, 2026, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,939	119	97.8%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,932	112	85.7%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,880	64	89.6%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	6,237	309	98.6%
Total				$5,908	604	95.1%

(1)
Calculated based on our revenue earned during the three months ended March 31, 2026 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of March 31, 2026.

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

Results of Operations

Overview

During the three months ended March 31, 2026 and 2025, we derived revenues from operations principally from rents and related fees received from residents of our senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

Competition in the markets in which we operate is significant and affects the occupancy levels, rental rates, rental revenues, fees and operating expenses of our properties. Development of any new properties would intensify competition in the markets in which we operate and could negatively impact our results.

Market Conditions

It has been over six years since the World Health Organization declared the COVID-19 coronavirus a pandemic. Although our senior communities have experienced COVID-related outbreaks from time to time, we believe our protective and precautionary measures have helped minimize the impact of any outbreak. The near-term outlook for senior housing is positive due to minimal new senior housing supply along with an increased demand for senior housing.

Comparison of the Three Months Ended March 31, 2026 and 2025

Leasing and Related Revenues

Leasing and related revenues for the three months ended March 31, 2026 were approximately $10.2 million, as compared to approximately $9.0 million for the three months ended March 31, 2025, an increase of approximately $1.2 million. The increase is primarily attributable to an increase in both rates and occupancy at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2026 were approximately $6.9 million, as compared to approximately $6.3 million for the three months ended March 31, 2025, an increase of approximately $0.6 million. The increase is primarily related to occupancy related property operating expense increases. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, third-party property management fees, and other direct property costs.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the three months ended March 31, 2026 and 2025 were approximately $0.5 million. Property operating expenses - affiliates consists of asset management and property management oversight fees for our senior housing properties due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were approximately $0.4 million, as compared to approximately $0.5 million for the three months ended March 31, 2025, a decrease of approximately $0.1 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The decrease is primarily related to transfer agent and legal expenses. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2026 was approximately $1.5 million, as compared to approximately $1.4 million for the three months ended March 31, 2025, an increase of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. The increase is primarily related to capital improvements completed during 2025.

Interest Expense

Interest expense for both of the three months ended March 31, 2026 and 2025 were approximately $1.3 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended March 31, 2026 and 2025 were approximately $36,000. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the three months ended March 31, 2026 and 2025, is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Net cash flow provided by (used in):
Operating activities	$1,489,242	$885,605	$603,637
Investing activities	824,191	(397,189)	1,221,380
Financing activities	(494,135)	(471,311)	(22,824)

Cash flows provided by operating activities for the three months ended March 31, 2026 and 2025 were approximately $1.5 million and $0.9 million, respectively, an increase of approximately $0.6 million. The increase in cash provided by operating activities was primarily the result of a decrease in net loss.

Cash flows provided by (used in) investing activities for the three months ended March 31, 2026 and 2025 were approximately $0.8 million and ($0.4) million, respectively, an increase of approximately $1.2 million. The increase in cash provided by investing activities is primarily the result of the maturity of short-term U.S. Treasury Securities during the three months ended March 31, 2026.

Cash flows used in financing activities for both the three months ended March 31, 2026 and 2025 was approximately $0.5 million. Cash used in financing activities is primarily the result of scheduled principal payments on mortgage debt.

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

We commenced paying distributions in September 2017. From our inception through March 31, 2026, we paid cumulative distributions of approximately $20.5 million, including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $68.7 million, which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $82.5 million.

For the three months ended March 31, 2026, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $0.7 million. For the three months ended March 31, 2025, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $1.4 million.

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

Indebtedness

As of March 31, 2026, our total indebtedness was approximately $102.3 million in fixed rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2026:

	Payments due during the years ending December 31:
	Total	2026	2027	2028
Debt interest	$11,062,991	$3,830,807	$4,996,366	$2,235,818
Debt principal	102,253,115	1,458,080	2,052,475	98,742,560
Total contractual obligations	$113,316,106	$5,288,887	$7,048,841	$100,978,378

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

As of March 31, 2026, our debt consisted of approximately $102.3 million in fixed rate debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2026:

	Year Ending December 31,
	2026	2027	2028	Total
Fixed rate debt	$1,458,080	$2,052,475	$98,742,560	$102,253,115
Average interest rate	4.94%	4.94%	4.94%	4.94%

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

We have incurred net losses to date and have an accumulated deficit.

We incurred net loss attributable to common stockholders of approximately $0.7 million for the three months ended March 31, 2026. Our accumulated deficit was approximately $68.7 million as of March 31, 2026. Due to COVID-19 we terminated our Public Offering, we currently have no plans to acquire any additional properties and our operations will likely not be profitable in 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. Our share redemption program has been suspended since May 2020; accordingly, during the three months ended March 31, 2026, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: May 13, 2026	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)