Form 10-Q
period 2026-06-30
Strategic Student & Senior Housing Trust, Inc.
filed 2026-08-12
CIK 1698538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were approximately 11.6 million outstanding shares of Class A common stock, approximately 0.1 million outstanding shares of Class T common stock, approximately 0.1 million outstanding shares of Class W common stock, approximately 1.1 million outstanding shares of Class Y common stock, and approximately 0.2 million outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Real estate facilities:
Land	$12,005,000	$12,005,000
Buildings	154,792,477	154,792,477
Site improvements	2,748,917	2,748,917
Furniture, fixtures and equipment	13,358,330	11,989,786
	182,904,724	181,536,180
Accumulated depreciation	(43,191,555)	(40,271,844)
	139,713,169	141,264,336
Construction in process	483,819	693,744
Total real estate facilities, net	140,196,988	141,958,080
Cash and cash equivalents	8,112,842	3,010,009
Short-term U.S. Treasury Securities	—	5,457,705
Restricted cash	1,797,748	1,238,377
Other assets, net	865,141	1,253,900
Total assets	$150,972,719	$152,918,071
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$101,510,471	$102,406,080
Accounts payable and accrued liabilities	4,285,063	3,058,840
Due to affiliates	14,404,627	14,445,945
Distributions payable	10,583,585	9,803,013
Total liabilities	130,783,746	129,713,878
Commitments and contingencies (Note 8)
Redeemable common stock	5,350,610	5,350,610
Preferred equity in our Operating Partnership	10,165,594	10,165,594
Equity:
Strategic Student & Senior Housing Trust, Inc. Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Common stock, $0.001 par value; 245,000,000 shares authorized; 11,640,430 11,637,930 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11,639	11,637
Class T Common stock, $0.001 par value; 115,000,000 shares authorized; 77,598 shares issued and outstanding at June 30, 2026 and December 31, 2025	78	78
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 85,548 shares issued and outstanding at June 30, 2026 and December 31, 2025	87	87
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,123,349 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,122	1,122
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 166,494 shares issued and outstanding at June 30, 2026 and December 31, 2025	167	167
Additional paid-in capital	97,768,569	97,760,498
Distributions	(20,916,048)	(20,916,048)
Accumulated deficit	(71,075,591)	(68,058,307)
Total Strategic Student & Senior Housing Trust, Inc. equity	5,790,023	8,799,234
Noncontrolling interests in our Operating Partnership	(1,117,254)	(1,111,245)
Total equity	4,672,769	7,687,989
Total liabilities, temporary equity, and equity	$150,972,719	$152,918,071

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Leasing and related revenues	$10,313,336	$9,324,977	$20,536,926	$18,365,157
Operating expenses:
Property operating expenses	7,073,415	6,435,165	13,960,683	12,764,714
Property operating expenses – affiliates	528,649	513,609	1,055,651	1,023,306
General and administrative	1,890,397	541,728	2,291,823	1,067,116
Depreciation	1,464,360	1,379,295	2,922,967	2,742,229
Total operating expenses	10,956,821	8,869,797	20,231,124	17,597,365
Income (loss) from operations	(643,485)	455,180	305,802	767,792
Other income (expense):
Interest expense	(1,273,710)	(1,297,330)	(2,539,747)	(2,586,221)
Interest expense – debt issuance costs	(35,511)	(35,526)	(71,037)	(71,050)
Other income	12,293	135,686	62,261	105,397
Net loss	(1,940,413)	(741,990)	(2,242,721)	(1,784,082)
Less: Distributions to preferred unitholders in our Operating Partnership	(395,048)	(373,945)	(780,572)	(738,598)
Net loss attributable to the noncontrolling interests in our Operating Partnership	4,585	2,141	6,009	4,932
Net loss attributable to Strategic Student & Senior Housing Trust, Inc. common stockholders	$(2,330,876)	$(1,113,794)	$(3,017,284)	$(2,517,748)
Net loss per common share attributable to common shareholders:
Net loss per Class A share – basic and diluted	$(0.18)	$(0.09)	$(0.23)	$(0.19)
Net loss per Class T share – basic and diluted	$(0.18)	$(0.09)	$(0.23)	$(0.19)
Net loss per Class W share – basic and diluted	$(0.18)	$(0.09)	$(0.23)	$(0.19)
Net loss per Class Y share – basic and diluted	$(0.18)	$(0.09)	$(0.23)	$(0.19)
Net loss per Class Z share – basic and diluted	$(0.18)	$(0.09)	$(0.23)	$(0.19)
Weighted average Class A shares outstanding – basic and diluted	11,631,817	11,629,317	11,631,749	11,629,249
Weighted average Class T shares outstanding – basic and diluted	77,598	77,598	77,598	77,598
Weighted average Class W shares outstanding – basic and diluted	85,548	85,548	85,548	85,548
Weighted average Class Y shares outstanding – basic and diluted	1,123,349	1,123,349	1,123,349	1,123,349
Weighted average Class Z shares outstanding – basic and diluted	166,494	166,494	166,494	166,494

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2024	11,635,430	$11,634	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,744,690	$(20,916,048)	$(62,294,326)	$14,547,404	$(1,101,259)	$13,446,145	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(364,653)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,403,954)	(1,403,954)	—	(1,403,954)	364,653
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,791)	(2,791)	—	—
Balance as of March 31, 2025	11,635,430	11,634	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,748,590	(20,916,048)	(63,698,280)	13,147,350	(1,104,050)	12,043,300	10,165,594	5,350,610
Issuance of Restricted stock	2,500	3		—	—	—	—	—	—	—	—	—	—	3	—	3	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(373,945)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	4,108	—	—	4,108	—	4,108	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,113,794)	(1,113,794)	—	(1,113,794)	373,945	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,141)	(2,141)	—	—
Balance as of June 30, 2025	11,637,930	$11,637	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,752,698	$(20,916,048)	$(64,812,074)	$12,037,667	$(1,106,191)	$10,931,476	$10,165,594	$5,350,610

	Common Stock
	Class A		Class T		Class W		Class Y		Class Z
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Student & Senior Housing Trust, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2025	11,637,930	$11,637	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,760,498	$(20,916,048)	$(68,058,307)	$8,799,234	$(1,111,245)	$7,687,989	$10,165,594	$5,350,610
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(385,524)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	3,900	—	—	3,900	—	3,900	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(686,408)	(686,408)	—	(686,408)	385,524
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,424)	(1,424)	—	—
Balance as of March 31, 2026	11,637,930	11,637	77,598	78	85,548	87	1,123,349	1,122	166,494	167	97,764,398	(20,916,048)	(68,744,715)	8,116,726	(1,112,669)	7,004,057	10,165,594	5,350,610
Issuance of Restricted stock	2,500	2		—	—	—	—	—	—	—	—	—	—	2	—	2	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(395,048)	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	4,171	—	—	4,171	—	4,171	—	—
Net loss attributable to Strategic Student & Senior Housing Trust, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,330,876)	(2,330,876)	—	(2,330,876)	395,048	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,585)	(4,585)	—	—
Balance as of June 30, 2026	11,640,430	$11,639	77,598	$78	85,548	$87	1,123,349	$1,122	166,494	$167	$97,768,569	$(20,916,048)	$(71,075,591)	$5,790,023	$(1,117,254)	$4,672,769	$10,165,594	$5,350,610

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,242,721)	$(1,784,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,922,967	2,742,229
Amortization of debt issuance costs	71,037	71,050
Stock based compensation expense related to issuance of restricted stock	8,071	8,008
Increase (decrease) in cash, cash equivalents, and restricted cash from changes in assets and liabilities:
Other assets	385,505	480,198
Accounts payable and accrued liabilities	1,226,223	77,546
Due to affiliates	(41,318)	566,141
Net cash provided by operating activities	2,329,764	2,161,090
Cash flows from investing activities:
Additions to real estate	(1,158,619)	(1,735,328)
Purchase of short-term U.S. Treasury Securities	(2,703,754)	—
Maturity of short-term U.S. Treasury Securities	8,161,459	—
Net cash provided by (used in) investing activities	4,299,086	(1,735,328)
Cash flows from financing activities:
Scheduled principal payments of mortgage loans	(966,646)	(920,043)
Net cash used in financing activities	(966,646)	(920,043)
Net change in cash, cash equivalents, and restricted cash	5,662,204	(494,281)
Cash, cash equivalents, and restricted cash, beginning of period	4,248,386	11,976,151
Cash, cash equivalents, and restricted cash, end of period	$9,910,590	$11,481,870
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,557,843	$2,604,378
Distributions payable to preferred unit holders in our operating partnership	$780,572	$738,598

See notes to consolidated financial statements.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

On March 30, 2020, our board of directors approved the suspension of the Primary Offering based upon various factors, including the uncertainty relating to the novel coronavirus (“COVID-19”) pandemic and its potential impact on us and our overall financial results. Our board of directors also approved the suspension of our share redemption program (see Note 8 – Commitments and Contingencies for additional detail) and the suspension of distributions to our stockholders, which suspension included the distribution reinvestment plan, both of which remain suspended as of June 30, 2026. The termination of our Primary Offering occurred on May 1, 2021. Through our Primary Offering, we raised offering proceeds of approximately $17.1 million from the issuance of approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares. Through our distribution reinvestment plan, we issued approximately 610,000 Class A shares, approximately 8,000 Class T shares, approximately 3,000 Class W shares, approximately 10,000 Class Y shares, and approximately 1,000 Class Z shares for gross proceeds of approximately $5.7 million. Primarily as a result of the termination of our Primary Offering, we currently do not have the equity capital needed to acquire additional properties at this time and we are focusing our efforts on managing our existing properties. Subsequent to March 31, 2020, no sales were made pursuant to the Primary Offering.

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

Our operating partnership, SSSHT Operating Partnership, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on October 5, 2016. On October 5, 2016, our Advisor acquired a limited partnership interest in our Operating Partnership for $1,000 (111.11 partnership units) and we contributed the initial $1,000 capital contribution to our Operating Partnership in exchange for the general partner interest. In addition, on September 28, 2017, our Advisor acquired additional limited partnership interests (25,447.57 partnership units) in our Operating Partnership for $199,000, resulting in total capital contributions of $200,000 by our Advisor in our Operating Partnership. As of June 30, 2026, we owned approximately 99.8% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor. We will conduct certain activities directly or indirectly through our taxable REIT subsidiary, SSSHT TRS, Inc., a Delaware corporation (the “TRS”) which was formed on October 6, 2016, and is a wholly owned subsidiary of our Operating Partnership. See Note 5 – Preferred Equity in our Operating Partnership.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, we owned four senior housing properties. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of our senior housing properties. Our senior housing properties are managed by a third-party senior housing operator. Please see Note 8 – Commitments and Contingencies for additional detail.

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

June 30, 2026

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. As of June 30, 2026, we had not entered into other contracts/interests that would be deemed to be variable interests in a VIE.

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

June 30, 2026

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

During the six months ended June 30, 2026 and 2025, we did not acquire any properties or incur any acquisition-related transaction costs.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. During the six months ended June 30, 2026 and 2025, no impairment losses were recognized.

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

Our revenues that are within the scope of ASC Topic 606 are:

•
The revenue from the ancillary services provided at our senior housing properties are recognized monthly as the performance obligation related to those services is completed. For the three and six months ended June 30, 2026, revenues totaling approximately $0.2 million and $0.4 million, respectively, are included in “Leasing and related revenues” in the accompanying consolidated statements of operations. For each of the three and six months ended June 30, 2025, revenues totaling approximately $0.1 million, are included in “Leasing and related revenues” in the accompanying consolidated statements of operations.

If we determine that a receivable is not probable of being substantially collected, we adjust the amount of leasing and related revenues recorded related to such tenant and recognize future revenues for such tenant on a cash basis.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts, in the accompanying consolidated balance sheets in other assets. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2026 and December 31, 2025, approximately $30,000 and approximately $20,000, were recorded to allowance for doubtful accounts, respectively.

Advertising Costs

Advertising costs are included in property operating expenses, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. For both of the six months ended June 30, 2026 and 2025, we incurred advertising costs of approximately $0.5 million.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing are presented on the consolidated balance sheets as a deduction from the related debt and such amounts totaled approximately $0.3 million as of June 30, 2026 and December 31, 2025. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. For the three and six months ended June 30, 2026 and 2025, the amounts expensed are included in “Interest expense - debt issuance costs” in the accompanying consolidated statements of operations.

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

June 30, 2026

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

June 30, 2026

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

The table below summarizes the carrying amounts and fair values of fixed rate debt instruments that are not carried at fair value as of June 30, 2026 and December 31, 2025. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2026 and December 31, 2025, we did not have any variable rate debt.

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$99,500,000	$101,780,604	$101,300,000	$102,747,250

The following table summarizes our investment in trading securities, which consist of short-term U.S. Treasury Securities that have an original maturity date of one year or less. The valuation techniques used to measure the fair value of the Company's trading securities are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data (categorized within Level 2 of the fair value hierarchy). As of June 30, 2026, we had no short-term U.S. Treasury Securities.

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

June 30, 2026

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

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	June 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryovers	$8,950,758	$7,887,129
Other	312,750	324,385
Total deferred tax assets	9,263,508	8,211,514

Valuation allowance (1)	(9,263,508)	(8,211,514)

Net deferred tax assets	$—	$—
(1)
Full valuation allowance was applied as the recoverability of such net deferred tax assets was less than more likely than not. The valuation allowance for deferred tax assets as of June 30, 2026, and December 31, 2025, was approximately $9.3 million and approximately $8.2 million, respectively. The net change in the total valuation allowance was an increase of approximately $1.1 million in 2026.

The Company had consolidated pretax net loss of approximately $1.9 million, and $0.7 million for the quarters ended June 30, 2026, and 2025, respectively, with an effective tax rate of 0% for both periods. The primary difference in the Company’s effective tax rate and statutory rate is generally attributable to the non-taxable REIT income and the full valuation allowance.

As of June 30, 2026, the gross federal net operating losses are approximately $34.6 million. The gross state net operating losses are approximately $48.2 million. The state net operating losses expire between 2036 and 2040. The tax years 2022 through 2025 remain open for the federal and state returns.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more-likely-than-not threshold and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2026, and December 31, 2025, there were no uncertain tax positions, and the Company had no interest or penalties related to uncertain tax positions.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

Concentration

No single senior resident represents a significant concentration of our revenues. For the month of June 2026, approximately 56% and 44% of our rental income was concentrated in Oregon and Utah, respectively.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. The dilutive effect of unvested restricted stock was not included in the diluted weighted average shares for each of the three and six months ended June 30, 2026, and 2025, as such shares were antidilutive. Such unvested shares totaled approximately 6,250 for each of the three and six months ended June 30, 2026, and 2025.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in the real estate facilities during the six months ended June 30, 2026:

Real estate facilities
Balance at December 31, 2025	$181,536,180
Additions	1,368,544
Balance at June 30, 2026	$182,904,724
Accumulated depreciation
Balance at December 31, 2025	$(40,271,844)
Depreciation expense	(2,919,711)
Balance at June 30, 2026	$(43,191,555)

Note 4. Debt

The Company’s outstanding debt is summarized as follows:

Loan	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Freddie Mac Utah Loans (1)	$42,245,819	$42,679,589	5.06%	2/23/2028
Freddie Mac Courtyard Loan (2)	59,534,785	60,067,661	4.86%	9/1/2028
Debt issuance costs, net	(270,133)	(341,170)
Debt, net	101,510,471	102,406,080

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

June 30, 2026

(Unaudited)

Each Freddie Mac Utah Loan is secured under a multifamily deed of trust, assignment of rents and security agreement from the respective Freddie Mac Borrower in favor of the Freddie Mac Lender, granting a first priority mortgage on the respective property in favor of the Freddie Mac Lender.

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Utah Loans. We are required to maintain a net worth (as defined in the agreements) equal to or greater than $15 million and subsequent to the repayment of the Utah Bridge Loan, a liquidity requirement equal to or greater than $3 million. As of June 30, 2026, we were in compliance with these covenants.

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

We serve as non-recourse guarantors pursuant to the terms and conditions of the Freddie Mac Courtyard Loan. The Freddie Mac Courtyard Loan has an annual certification requirement for a net worth (as defined in the agreements) equal to or greater than $18.96 million and a liquidity requirement equal to or greater than $4.8 million. We are able to further reduce the foregoing liquidity requirement by an additional amount equal to the amount of the 12-month trailing cash flows of all our properties, up to a maximum reduction of $1.5 million. As of June 30, 2026, we were in compliance with these covenants.

Future Principal Requirements

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2026:

2026	$985,569
2027	2,052,475
2028	98,742,560
Total payments	101,780,604
Debt issuance costs, net	(270,133)
Total	$101,510,471

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

June 30, 2026

(Unaudited)

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

As of June 30, 2026 and December 31, 2025, approximately $10.2 million of Preferred Units were outstanding, and accrued distributions payable on the Preferred Units totaled approximately $9.9 million and $9.1 million, respectively, which are included in distributions payable in the accompanying consolidated balance sheets.

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

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following table summarizes information for the reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Leasing and related revenues	$10,313,336	$9,324,977	$20,536,926	$18,365,157
Operating expenses:
Property operating expenses
Payroll and administrative	4,305,085	4,057,430	8,470,614	7,881,791
Food and related items	504,388	514,111	1,008,774	1,007,011
Third-party property management fees	500,243	455,166	996,711	896,465
Utilities	401,934	387,477	841,222	839,846
Repairs and maintenance	297,966	240,606	559,397	500,519
Property taxes	267,474	256,533	534,932	513,062
Other direct property costs (1)	796,325	523,842	1,549,033	1,126,020
Total property operating expenses	7,073,415	6,435,165	13,960,683	12,764,714
Other operating expenses:
Property operating expenses – affiliates	528,649	513,609	1,055,651	1,023,306
General and administrative	1,890,397	541,728	2,291,823	1,067,116
Depreciation	1,464,360	1,379,295	2,922,967	2,742,229
Total other operating expenses	3,883,406	2,434,632	6,270,441	4,832,651
Income (loss) from operations	(643,485)	455,180	305,802	767,792
Other income (expense):
Interest expense	(1,273,710)	(1,297,330)	(2,539,747)	(2,586,221)
Interest expense – debt issuance costs	(35,511)	(35,526)	(71,037)	(71,050)
Other income	12,293	135,686	62,261	105,397
Net loss	$(1,940,413)	$(741,990)	$(2,242,721)	$(1,784,082)
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

June 30, 2026

(Unaudited)

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

The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2026, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

June 30, 2026

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2025 and the six months ended June 30, 2026, as well as any related amounts payable, which are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2025 and June 30, 2026:

	Year Ended December 31, 2025			Six Months Ended June 30, 2026
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed:
Operating expenses (including organizational costs)	$607,307	$607,307	$—	$353,031	$353,031	$—
Former Transfer Agent expenses	63,454	63,454	—	—	—	—
Asset management fees	1,494,061	1,929,239	8,562,984	747,031	1,096,969	8,213,046
Property management oversight fees	566,974	—	3,736,080	308,620	—	4,044,700
Capitalized:
Acquisition expenses - Affiliates	—	—	1,980,000	—	—	1,980,000
Additional Paid-In Capital:
Offering costs	—	—	166,881	—	—	166,881
Total	$2,731,796	$2,600,000	$14,445,945	$1,408,682	$1,450,000	$14,404,627

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

June 30, 2026

(Unaudited)

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our Share Redemption Program, effective May 3, 2020. Our Share Redemption Program remains suspended as of June 30, 2026.

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

For the year ended December 31, 2025 and the six months ended June 30, 2026, we did not receive any redemption requests.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

We, through our subsidiary, and Integral Senior Living Management, LLC, a former third-party senior living operator (“ISL”), were party to a property management agreement, whereby ISL was engaged to operate and manage certain of our senior housing properties. In February 2023, we terminated such property management agreement pursuant to its terms prior to its then-current expiration date of August 31, 2023. Following such termination, ISL submitted a demand for arbitration and statement of claims for breach of contract against us in July 2023, alleging that we prematurely terminated the management agreement and failed to pay certain fees to ISL in connection with such termination. In response to ISL’s claims, we filed counterclaims against ISL, asserting that the property management agreement was terminated for cause following a breach of contract by ISL. Following arbitration proceedings, on June 3, 2025, the American Arbitration Association ruled in favor of ISL and awarded an interim award on liability and damages issued in the amount of approximately $0.3 million to ISL. ISL also submitted claims for legal costs incurred through the arbitration process.

Following further proceedings, on June 2, 2026, the American Arbitration Association awarded a final arbitration award (the “Final Award”) issued in the amount of approximately $1.9 million to ISL, which is comprised of approximately $0.3 million in compensatory damages, $0.1 million in pre-award interest, $0.2 million in arbitration fees, and $1.3 million in attorneys’ fees. On June 12, 2026, ISL petitioned the Circuit Court of the State of Oregon for the County of Multnomah (the “Circuit Court”) to confirm the Final Award and to enter judgment against the Company’s subsidiary with respect thereto. On July 6, 2026, we filed a response to ISL’s petition objecting to such petition, which ISL responded to on July 15, 2026. The Circuit Court has yet to rule on the ISL petition or our response thereto, and the ultimate outcome of these proceedings cannot be determined at this time.

Approximately $1.3 million related to the Final Award was accrued during the period ended June 30, 2026, and is included in our consolidated statements of operations - general and administrative. We had previously accrued approximately $0.7 million related to this matter in prior periods, which was included in our consolidated statements of operations – general and administrative for such periods.

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

As of June 30, 2026, we had sold approximately 362,000 Class A shares, approximately 70,000 Class T shares, approximately 83,000 Class W shares, approximately 1.1 million Class Y shares, and approximately 165,000 Class Z shares for gross offering proceeds of approximately $17.1 million in our Primary Offering.

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

As of June 30, 2026, we owned four senior housing properties.

Senior Housing

As of June 30, 2026, our senior housing property portfolio was comprised as follows:

Property	Date Acquired	Year Built	City, State	Average Monthly Revenue / Unit(1)	# of Units	Occupancy%(2)
Wellington	February 23, 2018	1999	Millcreek, Utah	$5,943	119	98.7%
Cottonwood Creek	February 23, 2018	1982	Millcreek, Utah	4,904	112	90.9%
Charleston	February 23, 2018	2005	Cedar Hills, Utah	5,903	64	86.9%
Courtyard	August 31, 2018	1992-2019	Portland, Oregon	6,305	309	98.4%
Total				$5,948	604	95.9%

(1)
Calculated based on our revenue earned during the three months ended June 30, 2026 divided by average occupied units over the same period.
(2)
Represents occupied units divided by total rentable units as of June 30, 2026.

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

Results of Operations

Overview

During the six months ended June 30, 2026 and 2025, we derived revenues from operations principally from rents and related fees received from residents of our senior housing properties and to a lesser extent from other services provided at our senior housing properties. Our operating results depend significantly on our ability to retain our existing residents and lease our available units to new residents, while maintaining and, where possible, increasing rates. Additionally, our operating results depend on our residents making their required payments to us.

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

Comparison of the Three Months Ended June 30, 2026 and 2025

Leasing and Related Revenues

Leasing and related revenues for the three months ended June 30, 2026 were approximately $10.3 million, as compared to approximately $9.3 million for the three months ended June 30, 2025, an increase of approximately $1.0 million. The increase is primarily attributable to an increase in both rates and occupancy at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2026 were approximately $7.1 million, as compared to approximately $6.4 million for the three months ended June 30, 2025, an increase of approximately $0.7 million. The increase is primarily related to occupancy related property operating expense and insurance increases. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, third-party property management fees, and other direct property costs.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the three months ended June 30, 2026 and 2025 were approximately $0.5 million. Property operating expenses - affiliates consists of asset management and property management oversight fees for our senior housing properties due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were approximately $1.9 million, as compared to approximately $0.5 million for the three months ended June 30, 2025, an increase of approximately $1.4 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The increase is primarily related to an accrual for the final ISL arbitration award of approximately $1.3 million recorded during the three months ended June 30, 2026. Please refer to Note 8 - Commitments and Contingencies for additional details. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2026 was approximately $1.5 million, as compared to approximately $1.4 million for the three months ended June 30, 2025, an increase of approximately $0.1 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. The increase is primarily related to capital improvements completed during 2025.

Interest Expense

Interest expense for both of the three months ended June 30, 2026 and 2025 were approximately $1.3 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the three months ended June 30, 2026 and 2025 were approximately $36,000. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of the Six Months Ended June 30, 2026 and 2025

Leasing and Related Revenues

Leasing and related revenues for the six months ended June 30, 2026 were approximately $20.5 million, as compared to approximately $18.4 million for the six months ended June 30, 2025, an increase of approximately $2.1 million. The increase is primarily attributable to an increase in both rates and occupancy at our senior housing properties. We expect leasing and related revenues to fluctuate in future periods commensurate with our leasing activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2026 were approximately $14.0 million, as compared to approximately $12.8 million for the six months ended June 30, 2025, an increase of approximately $1.2 million. The increase is primarily related to occupancy related property operating expense and insurance increases. Such property operating expenses include the cost to operate our senior housing properties including payroll, food service costs, utilities, insurance, real estate taxes, repairs and maintenance, third-party property management fees, and other direct property costs.

Property Operating Expenses - Affiliates

Property operating expenses - affiliates for both of the six months ended June 30, 2026 and 2025 were approximately $1.0 million. Property operating expenses - affiliates consists of asset management and property management oversight fees for our senior housing properties due to our Advisor.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were approximately $2.3 million, as compared to approximately $1.1 million for the six months ended June 30, 2025, an increase of approximately $1.2 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance expense, transfer agent expenses, an allocation of a portion of payroll related costs attributable to our Advisor and its affiliates, accounting expenses and professional services. The increase is primarily related to an accrual for the final ISL arbitration award of approximately $1.3 million recorded during the six months ended June 30, 2026. Please refer to Note 8 - Commitments and Contingencies for additional details. We expect general and administrative expenses to fluctuate in future periods commensurate with our operational activity.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2026 was approximately $2.9 million, as compared to approximately $2.7 million for the six months ended June 30, 2025, an increase of approximately $0.2 million. Depreciation expense consists primarily of depreciation on the buildings, site improvements, and furniture, fixtures and equipment at our properties. The increase is primarily related to capital improvements completed during 2025.

Interest Expense

Interest expense for both of the six months ended June 30, 2026 and 2025 were approximately $2.6 million. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for both of the six months ended June 30, 2026 and 2025 were approximately $0.1 million. Interest expense - debt issuance costs reflects the amortization of costs incurred in connection with obtaining debt related to the acquisition of our properties. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

A comparison of our cash flows for operating, investing and financing activities for the six months ended June 30, 2026 and 2025, is as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
Net cash flow provided by (used in):
Operating activities	$2,329,764	$2,161,090	$168,674
Investing activities	4,299,086	(1,735,328)	6,034,414
Financing activities	(966,646)	(920,043)	(46,603)

Cash flows provided by operating activities for the six months ended June 30, 2026 and 2025 were approximately $2.3 million and $2.2 million, respectively, an increase of approximately $0.1 million. The increase in cash provided by operating activities was primarily the result of an increase in changes in assets and liabilities.

Cash flows provided by (used in) investing activities for the six months ended June 30, 2026 and 2025 were approximately $4.3 million and ($1.7) million, respectively, an increase of approximately $6.0 million. The increase in cash provided by investing activities is primarily the result of the maturity of short-term U.S. Treasury Securities during the six months ended June 30, 2026.

Cash flows used in financing activities for the six months ended June 30, 2026 and 2025 were approximately $970,000 and $920,000, respectively, an increase of approximately $50,000. Cash used in financing activities is primarily the result of scheduled principal payments on mortgage debt.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, regularly scheduled debt service payments, and capital expenditures. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of our cash on hand, proceeds from net cash provided by property operations, proceeds from secured or unsecured financing from banks or other lenders, and advances from our Advisor, which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement.

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

We commenced paying distributions in September 2017. From our inception through June 30, 2026, we paid cumulative distributions of approximately $20.5 million, including approximately $0.2 million related to our preferred unitholders, as compared to cumulative net loss attributable to our common stockholders of approximately $71.1 million, which includes acquisition related expenses of approximately $3.4 million and non-cash depreciation and amortization of approximately $84 million.

For the three and six months ended June 30, 2026, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $2.3 million and $3.0 million, respectively. For the three and six months ended June 30, 2025, we did not declare or pay any distributions and had a net loss attributable to our common stockholders of approximately $1.1 million and $2.5 million, respectively.

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

Indebtedness

As of June 30, 2026, our total indebtedness was approximately $101.8 million in fixed rate debt. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2026:

	Payments due during the years ending December 31:
	Total	2026	2027	2028
Debt interest	$9,789,281	$2,557,097	$4,996,366	$2,235,818
Debt principal	101,780,604	985,569	2,052,475	98,742,560
Total contractual obligations	$111,569,885	$3,542,666	$7,048,841	$100,978,378

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

As of June 30, 2026, our debt consisted of approximately $101.8 million in fixed rate debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2026:

	Year Ending December 31,
	2026	2027	2028	Total
Fixed rate debt	$985,569	$2,052,475	$98,742,560	$101,780,604
Average interest rate	4.94%	4.94%	4.94%	4.94%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, through our subsidiary, and Integral Senior Living Management, LLC, a former third-party senior living operator (“ISL”), were party to a property management agreement, whereby ISL was engaged to operate and manage certain of our senior housing properties. In February 2023, we terminated such property management agreement pursuant to its terms prior to its then-current expiration date of August 31, 2023. Following such termination, ISL submitted a demand for arbitration and statement of claims for breach of contract against us in July 2023, alleging that we prematurely terminated the management agreement and failed to pay certain fees to ISL in connection with such termination. In response to ISL’s claims, we filed counterclaims against ISL, asserting that the property management agreement was terminated for cause following a breach of contract by ISL. Following arbitration proceedings, on June 3, 2025, the American Arbitration Association ruled in favor of ISL and awarded an interim award on liability and damages issued in the amount of approximately $0.3 million to ISL. ISL also submitted claims for legal costs incurred through the arbitration process.

Following further proceedings, on June 2, 2026, the American Arbitration Association awarded a final arbitration award (the “Final Award”) issued in the amount of approximately $1.9 million to ISL, which is comprised of approximately $0.3 million in compensatory damages, $0.1 million in pre-award interest, $0.2 million in arbitration fees, and $1.3 million in attorneys’ fees. On June 12, 2026, ISL petitioned the Circuit Court of the State of Oregon for the County of Multnomah (the “Circuit Court”) to confirm the Final Award and to enter judgment against the Company’s subsidiary with respect thereto. On July 6, 2026, we filed a response to ISL’s petition objecting to such petition, which ISL responded to on July 15, 2026. The Circuit Court has yet to rule on the ISL petition or our response thereto, and the ultimate outcome of these proceedings cannot be determined at this time.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

We have incurred net losses to date and have an accumulated deficit.

We incurred net loss attributable to common stockholders of approximately $3.0 million for the six months ended June 30, 2026. Our accumulated deficit was approximately $71.1 million as of June 30, 2026. Due to COVID-19 we terminated our Public Offering, we currently have no plans to acquire any additional properties and our operations will likely not be profitable in 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus and publicly filed documents. Our share redemption program has been suspended since May 2020; accordingly, during the three and six months ended June 30, 2026, we did not redeem any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Student & Senior Housing Trust, Inc. financial information for the Three Months Ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Student & Senior Housing Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STUDENT & SENIOR HOUSING TRUST, INC.
(Registrant)

Dated: August 12, 2026	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)